Form 10QSB
period 2007-08-31
HERE ENTERPRISES, INC.
filed 2007-11-26
CIK 1411846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended August 31, 2007

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from__________to __________

Commission file number 333-145955

HERE ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

927 Kelvin Street, Coquitlam, British Columbia V3J 4W7, Canada
(Address of principal executive offices)

(778) 785-0007
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

There are 8,190,000 shares of common stock issued and outstanding as of November 23, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the three months ended August 31, 2007, include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Here Enterprises, Inc.
(A Development Stage Company)
August 31, 2007

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	August 31,	May 31,
	2007	2007
	$	$
	(Unaudited)
Current Assets
Cash	66,771	79,647
Accounts receivable	1,824	841
Prepaid expenses	-	2,500
Total Current Assets	68,595	82,988
Property and equipment (Note 3)	3,298	3,541
Website (Note 4)	6,454	5,982
Total Assets	78,347	92,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities	8,129	2,504
Due to related parties (Note 5(a))	11,898	11,736
Total Current Liabilities	20,027	14,240
Nature of Operations and Continuance of Business (Note 1)
Stockholders’ Equity
Common stock
Authorized: 75,000,000 shares, par value $0.001
Issued and outstanding: 8,190,000 shares	8,190	8,190
Additional paid-in capital	72,810	72,810
Donated capital (Note 5(b))	19,125	12,375
Accumulated other comprehensive income	382	330
Deficit accumulated during the development stage	(42,187)	(15,434)
Total Stockholders’ Equity	58,320	78,271
Total Liabilities and Stockholders’ Equity	78,347	92,511

(The accompanying notes are an integral part of these consolidated financial statements)

F–1

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from		Period from
	November 15,		November 15,
	2006	Three Months	2006
	(Date of Inception)	Ended	(Date of Inception)
	to August 31,	August 31,	to May 31,
	2007	2007	2007
	$	$	$

Revenue	6,140	2,622	3,518
Operating Expenses
Amortization	1,861	886	975
General and administrative (Note 5(b))	46,466	28,489	17,977
	,	,
Total Operating Expenses	48,327	29,375	18,952
Net Loss	(42,187)	(26,753)	(15,434)
Other Comprehensive Income
Foreign currency translation adjustments	382	52	330
Comprehensive Loss	(41,805)	(26,701)	(15,104)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding – Basic and Diluted		8,190,000	3,388,000

(The accompanying notes are an integral part of these consolidated financial statements)

F–2

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

		Period From
	Three Months	November 15,
	Ended	2006
	August 31,	(Date of Inception)
	2007	to May 31, 2007
	$	$
Operating Activities
Net loss for the period	(26,753)	(15,434)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Amortization	886	975
Donated services and rent	6,750	12,375
Changes in operating assets and liabilities:
Accounts receivable	(983)	(841)
Prepaid expenses	2,500	(2,500)
Accrued liabilities	5,625	2,504
Due to related parties	162	3,891
Net Cash Provided By (Used In) Operating Activities	(11,813)	970
Investing Activities
Website development costs	(994)	(2,103)
Net Cash Used in Investing Activities	(994)	(2,103)
Financing Activities
Proceeds from issuance of common stock	–	81,000
Net Cash Provided by Financing Activities	–	81,000
Effect of Exchange Rate Changes on Cash	(69)	(220)
Change in Cash	(12,876)	79,647
Cash, Beginning of Period	79,647	–
Cash, End of Period	66,771	79,647
Non-cash Investing and Financing Activities
Property and equipment acquired from a related party	–	3,515
Website acquired from a related party	–	4,330
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

F–3

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

1.	Nature of Operations and Continuance of Business

Here Enterprises, Inc. (the “Company”) was incorporated in the state of Nevada on November 15, 2006. On December 12, 2006, the Company incorporated Here Network Corp. (the “Subsidiary”), a company incorporated in the province of British Columbia, Canada. On December 12, 2006, the Subsidiary acquired a website www.dinehere.ca which provides restaurant listings and reviews to a broad spectrum of Internet visitors. The Company derives advertising revenue from this website. The Company is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Enterprises in the Development Stage”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of August 31, 2007, the Company has generated minimal revenue and incurred loss from operations of $42,187 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through revenue and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending May 31, 2008.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. These financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, Here Network Corp. All significant inter-company transactions and balances have been eliminated. The Company’s fiscal year end is May 31.

b)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the useful lives and recoverability of long-lived assets, allowance for doubtful accounts, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

F–4

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

e)	Financial Instruments and Concentrations

The fair values of financial instruments which include cash, accounts receivable, accrued liabilities, and amounts due to related parties were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. The Company does not require collateral and establishes an allowance for doubtful accounts based on the age of the receivable and the specific identification of receivables the Company considers at risk.

For the period ended August 31, 2007, revenue from a single customer represented 100% of total revenue. As at August 31, 2007, 100% of accounts receivable is with this customer.

e)	Property and Equipment

Property and equipment are recorded at cost. Amortization has been provided using the following rates and methods:

Computer hardware	3 years straight-line
Furniture and office equipment	5 years straight-line

f)	Website

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force No. 00-2, “Accounting for Website Development Costs”.

The Company acquired its website from a third party. The Company is capitalizing costs of computer software obtained for internal use in web design and network operations. These capitalized costs will be amortized based on their estimated useful life over three years. Payroll and related costs will not be capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content will be expensed as incurred.

g)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying values of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

h)	Foreign Currency Translation

The functional currency of the Subsidiary is the Canadian dollar. The financial statements of the Subsidiary are translated to United States dollars under the current rate method in accordance with SFAS No. 52 “Foreign Currency Translation”. Under the current rate method, all assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders’ equity. A cumulative translation adjustment of $382 as of August 31, 2007 has been included in accumulated other comprehensive income in the accompanying consolidated balance sheet.

F–5

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

h)	Foreign Currency Translation (continued)

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All differences are recorded in the results of operations.

i)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

j)	Revenue Recognition

The Company’s revenue is derived from pay per click advertising placed on its website. The Company recognizes this advertising revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” when the price is fixed or determinable, persuasive evidence of an arrangement exists, the revenue has been earned, and collectibility is reasonably assured.

k)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at August 31, 2007 and May 31, 2007, the Company’s only component of comprehensive loss consisted of foreign currency translation adjustments.

l)	Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

m)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

F–6

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

(m)	Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

3.	Property and Equipment

				May 31,
		August 31, 2007		2007
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Computer hardware	3,139	348	2,791	3,013
Furniture and equipment	544	37	507	528

	3,683	385	3,298	3,541

4.	Website

	August 31,	May 31,
	2007	2007
	$	$

Website	8,017	6,935
Less: Accumulated amortization	(1,563)	(953)

Net Carrying Value	6,454	5,982

The following is the estimated annual amortization expense for each of the next three years:

$

Remainder of 2008	2,062
2009	2,672
2010	1,720

6,454

F–7

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

5.	Related Party Transactions

a)	As at August 31, 2007, the Company was indebted to the directors of the Company in the amount of $11,898 (May 31, 2007 - $11,736), which is non-interest bearing, unsecured, and due on demand.

b)

The President of the Company provided management services and office premises to the Company at no charge. The donated services are valued at $2,000 per month and office premises are valued at $250 per month. During the three months ended August 31, 2007, $6,000 in donated services and $750 in donated rent were charged to operations and recorded as donated capital.

F–8

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” beginning on page 9 below, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock. As used in this quarterly report, the terms “we”, “us” and “our” refer to Here Enterprises, Inc. and/or Here Network Corp., a wholly owned subsidiary of Here Enterprises, Inc.

FUTURE OPERATIONS

Our primary objective for the next twelve months will be to increase traffic and advertising sales on our website, www.dinehere.ca.

Goals

We have the following goals for the next twelve months:

  Increase Traffic to Current Cities. We intend to continue to use both free and paid online and offline promotion opportunities to attract new traffic to our website. Management believes that increased traffic to our website will continue to result in increased advertising revenue. We believe that as we continue to attract more sophisticated advertisers, they will evaluate advertising opportunities on our website on a CPM basis (cost per thousand impressions) and that therefore more traffic will result in more revenue.

  Improved User Experience. We intend to continue to develop our website to improve ease of use and the volume of useful information available to the user. Management believes that furtherance of this goal will result in increased “stickiness” of the website, meaning that users will view more pages within the site and voluntarily return to the website more often, both of which should result in exposure to more ads and consequently more revenue. We intend to improve the user experience by increasing the amount of restaurant listings and reviews in existing cities as well as launching new cities as described below. Furthermore, we intend to launch an updated version of our website on January 15, 2008, which feature numerous improvements to the user experience.

  Launch New Cities. We currently offer restaurant listings and reviews in Vancouver, Victoria and Whistler. Over the course of the next twelve months, as described below, we intend to launch listings and reviews in Calgary, Toronto and Montreal.

  Actively Solicit Direct Advertisers. Concurrent with launch of our updated website, we intend to begin actively soliciting direct advertisers. To date our only source of advertising revenue has been through ad space that we make available for Google’s Adsense ads. We currently have Adsense ads on every page of our website. These are ads served up through our site by Google to clients of their choosing. We intend to directly sell feature ad space throughout our website to targeted clients.

A more detailed discussion of various aspects of the goals discussed above are set out below after the following discussion of Milestones.

Milestones

The following is a chronological itemization of the milestones we hope to achieve over the 12 months ended August 2008. We are currently in the 4th month of the 12 month milestones listed below.

Months 1-2 Design and Data Collection of First New City, Creation of Formal Rate Card and Solicitation of Feature Ads for Existing Cities

During the first two months we plan to replace our existing website with a new version of Dine Here, referred to as Dine Here 2.0. This will be based on a new software platform and will feature a new design including an improved user interface. Dine Here 2.0 is scheduled for launch in January 2008.

During the first 2 months we will collect restaurant data for the city of Calgary, Alberta. We intend to manually add this information that we will source from various websites on the Internet. This work will primarily done by our vice president, Michael McFadyen. We may also decide to hire one or more data entry persons to enter in this data and thereby accelerate the process. Management will make this decision based the availability of qualified personnel at competitive rates.

We also intend to develop a formal advertising rate card and samples of feature advertising to begin soliciting local businesses to place feature ads on our website. Both our President and Vice President will then begin contacting local businesses, including restaurants listed on our site, and offering feature ads on our site.

Months 3-6 Launch of First New City, Design and Data Collection for Second New City, Additional Listings and Reviews in Existing Cities

During months 3-6 of our 12 month plan, we intend to add the city of Calgary to our website with all of the listings entered during the previous phase of our plan. We will also begin collecting data for our second new city, Toronto.

During this period we also intend to incite users of the site to add listings and update current listings with any new, relevant information. The enhanced moderation capabilities of the next version of our website will assist in this objective by speeding the approval process of reviews. Management believes that posting user reviews more quickly will incite them to produce additional reviews. Management is further evaluating other methods to incite users to add more reviews and listings, including contests and prize giveaways.

Months 7-9 Hire Salesperson for First New City, Solicit Feature Ads for First New City, Launch Second New City, Design and Data Collection for Third New City

While we will be able to manage Adsense ads for any new cities that we add, management believes that a local advertising sales representative will be best suited to service each city to solicit feature ads. After each successive city launch we will endeavor to hire a part time, commission-based, local sales representative. Some of the methods we are considering to source new employees include posting on our website and websites with localized listings like www.craigslist.org. Depending on market conditions and the availability of qualified personnel, we may or may not be successful at hiring a sales representative. We expect to conduct the majority of our screening and interview process over the Internet and telephone, but may incur additional expenses related to travel in order to conduct in-person interviews should management deem these necessary.

During this period we also intend to launch our second new city, Toronto, Ontario. Being the largest city in Canada, we will launch this portion of our site with listings that will initially cover the central region of the city and continue to expand as listings for additional areas are entered.

We will also begin collecting listing data for our third new city, Montreal.

Months 10-12 Hire Salesperson for Second New City, Launch Third New City, Review Software and Ad Sales Effectiveness

During this period we will be reviewing the functionality of the website and evaluating the success of the rollout of the new cities in terms of traffic volume and advertising sales. We will look for further efficiencies and ways to maximize advertising revenue. During this period we will also review the effectiveness of any advertising salespeople that we have hired. Based on initial sales figures of feature ads, we may decide to set sales goals and incentives for future periods.

During this period, we also expect to launch our third new city, Montreal. We will also attempt to hire a part-time commission based sales representative for the Toronto area.

Increased Traffic to Website

We believe that in many ways, our goals are circularly connected and that achieving these goals may result in a snowball effect that helps assure continued growth. Specifically, website traffic, the user experience and revenue are connected. We believe that the more traffic our website gets the more accurate and complete the information on our website will be. This is because users can update and expand the information on our site by correcting and adding listings as well as providing reviews of restaurants. This in turn improves the user experience and increases revenue. This is because the more complete and accurate the information on our site, the more utility it provides to the user. This in turn should result in more revenue because a better user experience should result in more page views and thus more advertising revenue. And circularly, an improved user experience may result in more frequent visits and more traffic as word of the website’s utility spreads organically through a city.

To date, our promotional efforts include site submission to major search engines and optimizing our site for search engine searches that are relevant to our site. Over the next twelve months, we hope to increase traffic and customers to our site by increasing promotion. Promotional initiatives we are evaluating are as follows.

Paid Internet Advertising

Though it is a directory, we consider a paid listing on Yahoo as advertising. We currently have a listing in Yahoo’s directory which we obtained for free because the category classification is not considered commercial. We may have to pay $299 per year to maintain this listing in the future.

Further Website Optimization

We intend to look to increase free traffic from search engines to our website. We have determined the most efficient way to do this is with website optimization. We assess our current site optimization status on an ongoing basis and look for ways to improve on it. Although we have already optimized our website for search engines, it is an ongoing effort to gain higher search engine positioning for relevant keyword searches. We also investigate other search engines and websites to submit our site to for free on an ongoing basis. By optimizing the content on each web page of our site, search engines may perceive the site as more relevant to search terms specific to our website.

In conjunction with website optimization, we are evaluating the implementation of a reciprocal link program with various local businesses in the cities in which we list restaurants in order to increase targeted traffic. Such a program could be created and managed manually. We are currently estimating the costs and time involved in setting up such a system. Reciprocal linking simply means exchanging links with other websites that are somehow related to each other.

Optimization of our website is an ongoing, month to month initiative. We expect to spend approximately 10 hours per month on this. The work will be completed by our Vice President, Michael McFadyen.

Further Search Engine Free Submissions

We have submitted our site to a number of free search engines and many search engines have indexed our site automatically. We have submitted our site for listing on DMOZ, one of the largest directories of websites on the Internet. DMOZ does not charge a fee for this listing.

Promotion via Restaurants and Industry Associations

We are currently researching promotion and advertising opportunities with restaurant, foodservice and tourism associations. We hope to find opportunities that will allow us to reach new restaurants who may want to list their establishments in our directory as well as potential advertising clients. Some of the organizations we are currently researching include the British Columbia Restaurant and Foodservices Association and various British Columbia and Canadian tourism organizations.

We also intend to approach various restaurants and explore the opportunity for placement of promotional material for our website in these restaurants. These may include business cards, poster or other material inviting patrons to read about the restaurant online.

Improved User Experience

We believe that the next version of our website, which we expect to launch in January 2008, will provide a significantly improve user experience. Some of the improvements will include a new graphical design, a restaurant profile section to highlight top performers and various community tools to allow users to participate more actively including become review moderators. We believe that as we improve both the quality of our website’s look and the community based aspects of the site that allow user participation and interaction, that both the repeat traffic and new traffic spawned by word of mouth will increase.

We are also exploring the addition of an online reservation option that will allow users to make reservations through the website. This could be accomplished by establishing a partnership with Open Table, an online reservation website. We would include a link in the restaurant listings on Dine Here that would allow web visitors to view reservation availability and reserve a table. Online reservations would only be available for restaurants that currently participate in the Open Table system.

Launch New Cities

Over the course of the next 12 months we plan on launching 3 new major Canadian cities to our directory of restaurants and reviews. We expect that this will result in an increase in traffic to our website. It should also result in an increased number of potential advertisers. As many of our ads will be priced on how much traffic we have and how many page views each ad receives, this may also result in an increase of revenue.

We intend to periodically evaluate traffic patterns within the site to determine if any cities listings are receiving lower than average traffic volumes, in order to determine where opportunities for improvement might be found.

Actively Solicit Direct Advertisers

By actively soliciting direct advertisers, we plan to exploit the geographically targeted nature of our traffic. Unlike many generic, content based websites, our website lists restaurants within specific cities. It is therefore likely that much of the traffic to those pages is from viewers in that city. This provides an unusually focused target market for potential advertisers who offer local products and services. Management believes that this may result in the direct ads getting a higher CPM than the Google Adsense ads.

Soliciting of direct ads will initially be done by our President and Vice President. As we launch new city listings, we intend to search for local, commission-based salespeople in the cities.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2007

During the three months ended August 31, 2007, we generated revenues of $2,622 and our operating expenses were $29,375. General and administrative costs were $28,489. Our directors provided management services, valued at $2,000 per month, and office premises, valued at $250 per month, to us at no charge. During the three months ended August 31, 2007, $6,000 in these donated services and $750 in these donated rent were charged to operations and thus are included in general and administrative costs of $28,489 mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2007, we had working capital of $48,568. Our ongoing operating expenses and working capital requirements for the next twelve months are broken down as follows:

Estimated Expenses for the Next Twelve Month Period

Operating expenses
Marketing	$4,000
General and Administrative	$6,000
Legal and Accounting	$45,000
Website development costs	$5,000
Total	$60,000

Financial Condition, Liquidity and Capital Resources

As of August 31, 2007, we had cash of $66,771 and working capital of $48,568. We have suffered a net loss from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company’s cash will be sufficient to meet our working capital requirements for the next twelve month period. Should this prove not to be the case, our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended May 31, 2007, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

OFF-BALANCE SHEET ARRANGEMENTS

As of August 31, 2007, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Website

We recognize the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs we follow the guidance pursuant to the Emerging Issues Task Force No. 00-2, “Accounting for Website Development Costs”.

We acquired our website from a third party. We are capitalizing costs of computer software obtained for internal use in web design and network operations. These capitalized costs will be amortized based on their estimated useful life over three years. Payroll and related costs will not be capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content will be expensed as incurred.

Revenue Recognition

Our revenue is derived from pay per click advertising placed on our website. We recognize this advertising revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” when the price is fixed or determinable, persuasive evidence of an arrangement exists, the revenue has been earned, and collectibility is reasonably assured.

RISK FACTORS

In addition to other information in this quarterly report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to Our Business

Our limited operating history makes evaluation of our business difficult.

We were incorporated in the State of Nevada on November 15, 2006 and our wholly owned subsidiary, Here Network Corp., was incorporated in the Province of British Columbia on December 12, 2006. We commenced business operations with the acquisition of dinehere.ca on December 12, 2006. Our limited operating history makes it difficult to evaluate our business and prospects. We have encountered, and expect to continue to encounter, many of the difficulties and uncertainties frequently encountered by early stage companies, including limited capital, delays in product development, marketing and sales obstacles and delays, inability to gain customer acceptance of our products and services, inability to attract and retain high-quality and talented executives and other personnel and significant competition. We cannot be certain that we will successfully address these risks. If we are unable to address these risks, our business may not grow, our stock price may suffer and/or we may be unable to stay in business.

The fact that we have not generated any significant revenues since our incorporation raises substantial doubt about our ability to continue as a going concern.

We have not generated significant revenues since our inception on November 15, 2006. Since we are still in the early stages of operating company and because of the lack of operating history, we will, in all likelihood, continue to incur operating expenses without significant revenues until our website gains significant popularity. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our website. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We incurred a net loss of $42,187 for the period from November 15, 2006 (date of inception) to August 31, 2007. On August 31, 2007, we had cash of $66,771. Should we require additional funding, we intend to raise the money required to fund our operations from the sale of our equity securities; however, there can be no assurance that we will be able to do so. These circumstances caused our independent auditors to include an explanatory paragraph in their report dated July 24, 2007, regarding the substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

We may need additional funding to support our operations and capital expenditures, which may not be available to us and which lack of availability could adversely affect our business.

We have no committed sources of additional capital. For the foreseeable future, we intend to fund our operations and capital expenditures from limited cash flow and our cash on hand. If our capital resources are insufficient, we will have to raise additional funds. We may need additional funds to continue our operations, pursue business opportunities (such as expansion, acquisitions of complementary business or the development of new products or services), to react to unforeseen difficulties or to respond to competitive pressures. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, the sale of additional equity or convertible debt securities may result in further dilution to existing stockholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of the implementation of our business strategy, including the possibility of additional acquisitions or internally developed businesses.

We may not be able to effectively manage our growth when we expand by adding new cities to our dining website directory.

We plan to add new cities to our dining website directory. Over the next 12 months, we plan on adding 3 new cities including Calgary, Toronto and Montreal. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

  meet our capital needs;

  expand our systems effectively or efficiently or in a timely manner;

  allocate our human resources optimally;

  identify and hire qualified employees or retain valued employees; or

  incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and financial results could be adversely affected.

We compete with many companies, some of whom are more established and better capitalized than us.

There are a significant number of competitors that offer restaurant information and reviews on dining establishments in Canada both through the Internet and in traditional markets. As we expand across Canada, we will face new competition as all major cities have a local dining guide for that region. In addition, there are several travel based websites that will also offer stiff competition to our website. Some of these companies are larger and better capitalized than us. There are also few barriers to entry in our markets and thus above average profit margins will likely attract additional competitors. Our competitors may develop services that are superior to, or have greater market acceptance than our services. For example, many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than us. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies which may allow them to build larger registrant and membership bases. In addition, current and potential competitors are making, and are expected to continue to make, strategic acquisitions or establish cooperative, and in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive products and services. To the extent these competitors or potential competitors establish exclusive relationships with major portals, search engines and ISPs, our ability to reach potential users of our website through online advertising may be restricted. Failure to compete effectively including by developing and enhancing our services offerings would have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

If we are unable to establish a large user base, we may have difficulty in attracting advertisers to our website, which will hinder our ability to generate advertising revenues.

An integral part of our business plan and marketing strategy requires us to establish a large user base. We will only be able to attract advertisers to our website and possibly begin to generate significant revenues if we can obtain a large enough user base. The number of users necessary to attract advertisers will be determined through discussions with the potential advertisers and their input as to whether we can obtain revenues from advertisements based upon the total numbers at that time. If for any reason our website is ineffective at attracting consumers or if we are unable to continue to develop and update our website to keep consumers satisfied with our service, our user base may decrease and our ability to generate advertising revenues may decline.

Our market is characterized by rapid technological change, and if we fail to develop and market new technologies rapidly, we may not become profitable in the future.

The Internet and the online commerce industry are characterized by rapid technological change that could render our existing website obsolete. The development of our website entails significant technical and business risks. We can give no assurance that we will successfully use new technologies effectively or adapt our website to customer requirements or needs. If our management is unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, we may never become profitable which may result in the loss of all or part of your investment.

We may face liability for information displayed on or accessible via our website, and for other content and commerce-related activities, which could reduce our net worth and working capital and increase our operating losses.

We could face claims for errors, defamation, negligence or copyright or trademark infringement based on the nature and content of information displayed on or accessible via our website, which could aversely affect our financial condition. Even to the extent that claims made against us do not result in liability, we may incur substantial costs in investigating and defending such claims.

We may be subject to liability based on statements made and actions taken as a result of participation in restaurant reviews and listings by our registered users. Based on links we provide to third-party websites, we could also be subject to claims based upon online content we do not control that is accessible from our website.

Our insurance, if any, may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liabilities that may be exposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage would reduce our net worth and working capital and increase our operating losses.

Our intellectual property rights are valuable and any inability to protect them could reduce the value of our products, services and brand.

Our trademarks, trade secrets, copyrights and other intellectual property rights are important assets to us. There can be no assurance that the protections provided by these intellectual property rights will be adequate to prevent our competitors from misappropriating our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. There are events that are outside our control that could pose a threat to our intellectual property rights. Additionally, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

We may be subject to intellectual property rights claims in the future, which may be costly to defend, could require the payment of damages and could limit our ability to use certain technologies in the future.

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims increases. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent us from offering our products and services to others and may require that we procure substitute products or services for these members.

With respect to any intellectual property rights claim, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms and may significantly increase our operating expenses. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for the infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. Any of these results could harm our brand and operating results.

Government regulation could adversely affect our business prospects.

We do not know with certainty how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, illegal content, retransmission of media, personal privacy and data protection will apply to the Internet or to the distribution of proprietary content over the Internet. Most of these laws were adopted before the advent of the Internet and related technologies and therefore do not address the unique issues associated with the Internet and related technologies. Depending on how these laws developed and are interpreted by the judicial system, they could have the effect of:

  limiting the growth of the Internet;

  creating uncertainty in the marketplace that could reduce demand for our products and services;

  increasing our cost of doing business;

  exposing us to significant liabilities associated with content distributed or accessed through our products or services; or

  leading to increased product and applications development costs, or otherwise harm our business.

Our senior management has never managed a public company.

The individuals who now constitute our senior management have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. There can be no assurance that our senior management will be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements. Further, this could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. Our failure to do so could lead to the imposition of fines and penalties and further result in the deterioration of our business.

The loss of the services of our executive officers and senior management would disrupt our operations and interfere with our ability to compete

We depend upon the continued contributions of our executive officers and senior management. We only have two employees, our President, Secretary, Treasurer and Director, Roger Williams, and our Vice President, Michael McFadyen. They handle all of the responsibilities in the area of corporate administration, business development and research. We do not carry key person life insurance on any of their lives and the loss of services of any of these individuals could disrupt our operations and interfere with our ability to compete with others.

All of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

Roger Williams’ control may prevent you from causing a change in the course of our operations and may affect the price of our common stock.

Our founder and President, Roger Williams, beneficially owns approximately 50.06% of our common stock. Accordingly, for as long as Mr. Williams continues to own more than 50% of our common stock, he will be able to elect our entire board of directors, control all matters that require a stockholder vote (such as mergers, acquisitions and other business combinations, and the future issuance of our shares) and exercise a significant amount of influence over our management and operations. Therefore, your ability to cause a change in the course of our operation is eliminated. As such, the value attributable to the right to vote is limited.

Our technical systems are vulnerable to interruption and damage that may be costly and time-consuming to resolve and may harm our business and reputation.

A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations are vulnerable to damage or interruption from fire, floods, network failure, hardware failure, software failure, power loss, telecommunication failures, break-ins, terrorism, war or sabotage, computer viruses, denial of service attacks, penetration of our network by unauthorized computer users and “hackers” and other similar events, and other unanticipated problems.

We may not have developed or implemented adequate protections or safeguards to overcome any of these events. We may also not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data or render us unable to provide services to our consumers. In addition, if anyone can circumvent our security measures, he or she could destroy or misappropriate valuable information or disrupt our operations. Our insurance, if any, may not be adequate to compensate us for all the losses that may occur as a result of a catastrophic system failure or other loss, and our insurers may decline to do so for a variety of reasons.

If we fail to address these issues in a timely manner, we may lose the confidence of our online advertisers, and our revenue may decline and our business could suffer.

We rely on an outside firm to host our servers, and a failure of service by these providers could adversely affect our business and reputation.

We rely upon a third party provider to host our main server. In the event that these providers experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer server ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. We also rely on a third party provider for revenue, Google Adsense. A failure or limitation of service or available capacity by any of these third party providers could adversely affect our business and reputation.

Our business depends in part on the growth and maintenance of the Internet and telecommunications infrastructure.

The success of our business depends in part on the continued growth and maintenance of the Internet and telecommunication infrastructure. This includes maintaining a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet services. Internet infrastructure may be unable to support the demands placed on it if the number of Internet users continue to increase or if existing or future Internet users access the Internet more often or increase their bandwidth requirements. We have no control over the providers of access services to the Internet. Interruptions, delays or capacity problems with any points of access between the Internet and our websites could adversely affect our ability to provide services to users of our websites. The temporary or permanent loss of all or a portion of our services on the Internet, the Internet infrastructure generally, or our users’ ability to access the Internet, could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Risks Associated With Our Common Stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the OTC Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. At the date hereof, we are not aware that any market maker has any such intention. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may adversely affect the market price of our common stock in a material manner.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Because we can issue additional common shares, our shareholders may experience dilution.

We are authorized to issue up to 75,000,000 common shares, of which 8,190,000 are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience dilution in their ownership of our company in the future.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of August 31, 2007, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports of Form 8-K.

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed on September 10, 2007, as amended)

3.2	Bylaws (incorporated by reference from our registration statement on Form SB-2 filed on September 10, 2007, as amended)

3.3	Amended Bylaws (incorporated by reference from our registration statement on Form SB-2 filed on September 10, 2007, as amended)

10.1	Agreement between Superb Internet Connection and our company (incorporated by reference from our registration statement on Form SB-2 filed on September 10, 2007, as amended)

10.2

Form of Subscription Agreement used in the private placements that closed on April 15, 2007 between our company and 32 investors (incorporated by reference from our registration statement on Form SB-2 filed on September 10, 2007, as amended)

21	Subsidiary of Here Enterprises, Inc.: Here Network Corp., a British Columbia Corporation

31*	Section 302 Certification of Roger Williams, dated November 26, 2007

32*	Section 906 Certification of Roger Williams, dated November 26, 2007

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERE ENTERPRISES, INC.

By: /s/ Roger Williams
Roger Williams
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Dated: November 26, 2007