Form 10QSB
period 2007-11-30
HERE ENTERPRISES, INC.
filed 2008-01-22
CIK 1411846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

Commission file number 000-52951

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There are 8,190,000 shares of common stock issued and outstanding as of January 22, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the three months ended November 30, 2007, include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Here Enterprises, Inc.
(A Development Stage Company)
November 30, 2007

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	November 30,	May 31,
	2007	2007
	$	$
	(unaudited)
Current Assets
Cash	42,619	79,647
Accounts receivable	2,057	841
Prepaid expenses	-	2,500
Total Current Assets	44,676	82,988
Property and equipment (Note 3)	3,178	3,541
Website (Note 4)	8,219	5,982
Total Assets	56,073	92,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	11,551	–
Accrued liabilities	2,856	2,504
Due to related parties (Note 5(a))	12,953	11,736
Total Current Liabilities	27,360	14,240
Nature of Operations and Continuance of Business (Note 1)
Stockholders’ Equity
Common stock
Authorized: 75,000,000 shares, par value $0.001
Issued and outstanding: 8,190,000 shares	8,190	8,190
Additional paid-in capital	72,810	72,810
Donated capital (Note 5(b))	25,875	12,375
Accumulated other comprehensive income	695	330
Deficit accumulated during the development stage	(78,857)	(15,434)
Total Stockholders’ Equity	28,713	78,271
Total Liabilities and Stockholders’ Equity	56,073	92,511

(The accompanying notes are an integral part of these consolidated financial statements)

F–1

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

				For the
	Accumulated from			Period from
	November 15,			November 15,
	2006	Six Months	Three Months	2006
	(Date of Inception)	Ended	Ended	(Date of Inception)
	to November 30,	November 30,	November 30,	to May 31,
	2007	2007	2007	2007
	$	$	$	$

Revenue	9,003	5,485	2,863	3,518

Operating Expenses

Amortization	3,077	2,102	1,216	975
Consulting fees	23,000	12,000	6,000	11,000
Donated rent (Note 5(b))	2,875	1,500	750	1,375
General and administrative (Note 5(b))	17,386	14,201	12,639	3,185
Professional fee	41,522	39,105	18,928	2,417
Total Operating Expenses	87,860	68,908	39,533	18,952

Net Loss	(78,857)	(63,423)	(36,670)	(15,434)

Other Comprehensive Income

Foreign currency translation adjustments	695	365	313	330

Comprehensive Loss	(78,162)	(63,058)	(36,357)	(15,104)

Net Loss Per Share – Basic and Diluted		(0.01)	–	–

Weighted Average Shares Outstanding –
Basic and Diluted		8,190,000	8,190,000	3,388,000

(The accompanying notes are an integral part of these consolidated financial statements)

F–2

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

		For the
		Period From
	Six Months	November 15,
	Ended	2006
	November 30,	(Date of Inception)
	2007	to May 31, 2007
	$	$
Operating Activities
Net loss for the period	(63,423)	(15,434)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	2,101	975
Donated services and rent	13,500	12,375
Changes in operating assets and liabilities:
Accounts receivable	(1,216)	(841)
Prepaid expenses	2,500	(2,500)
Accounts payable	11,551	–
Accrued liabilities	352	2,504
Due to related parties	1,217	3,891
Net Cash Provided By (Used In) Operating Activities	(33,418)	970
Investing Activities
Website development costs	(3,320)	(2,103)
Net Cash Used in Investing Activities	(3,320)	(2,103)
Financing Activities
Proceeds from issuance of common stock	–	81,000
Net Cash Provided by Financing Activities	–	81,000
Effect of Exchange Rate Changes on Cash	(290)	(220)
Change in Cash	(37,028)	79,647
Cash, Beginning of Period	79,647	–
Cash, End of Period	42,619	79,647
Non-cash Investing and Financing Activities
Property and equipment acquired from a related party	–	3,515
Website acquired from a related party	–	4,330
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of November 30, 2007, the Company has generated minimal revenue and incurred losses from operations of $78,857 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through revenue and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending May 31, 2008.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, Here Network Corp. All significant inter-company transactions and balances have been eliminated. The Company’s fiscal year end is May 31.

b)	Interim Financial Statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

The fair values of financial instruments which include cash, accounts receivable, accounts payable, accrued liabilities, and amounts due to related parties were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

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

For the period ended November 30, 2007, revenue from a single customer represented 100% of total revenue. As at November 30, 2007, 100% of accounts receivable is with this customer.

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

The functional currency of the Subsidiary is the Canadian dollar. The financial statements of the Subsidiary are translated to United States dollars under the current rate method in accordance with SFAS No. 52 “Foreign Currency Translation”. Under the current rate method, all assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders’ equity. A cumulative translation adjustment of $681 as of November 30, 2007 has been included in accumulated other comprehensive income in the accompanying consolidated balance sheet.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at November 30, 2007 and May 31, 2007, the Company’s only component of comprehensive loss consisted of foreign currency translation adjustments.

	l)	Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (“SFAS No. 128”). SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

	m)	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

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

3.	Property and Equipment

				May 31,
		November 30, 2007		2007
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Computer hardware	3,315	645	2,670	3,013
Furniture and equipment	575	67	508	528

	3,890	712	3,178	3,541

F–7

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

4.	Website

	November 30,	May 31,
	2007	2007
	$	$

Website	10,768	6,935
Less: Accumulated amortization	(2,549)	(953)

Net Carrying Value	8,219	5,982

The following is the estimated annual amortization expense for each of the next three years:

$

Remainder of 2008	1,993
2009	3,589
2010	2,637

8,219

5.	Related Party Transactions

	a)	As at November 30, 2007, the Company was indebted to the directors of the Company in the amount of $12,953 (May 31, 2007 - $11,736), which is non-interest bearing, unsecured, and due on demand.

b)

The President of the Company provided management services and office premises to the Company at no charge. The donated services are valued at $2,000 per month and office premises are valued at $250 per month. During the three months ended November 30, 2007, $6,000 in donated services and $750 in donated rent were charged to operations and recorded as donated capital.

F–8

Item 2.	Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” beginning on page 10 below, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

CURRENT BUSINESS

     We were incorporated in the State of Nevada on November 15, 2006. Our wholly-owned subsidiary, Here Network Corp., was incorporated in the Province of British Columbia on December 12, 2006. We commenced business operations with the acquisition of dinehere.ca on December 12, 2006.

     Through our subsidiary, Here Network Corp., we operate a website dining guide at www.dinehere.ca called Dine Here. The website contains restaurant listings for British Columbia including Greater Vancouver, Victoria and Whistler. Visitors can view restaurant information for many of the restaurants in the cities covered including user contributed reviews that have a title, description of their experience and ratings for categories including food, service, ambiance and an overall rating. Internet visitors can also register at the website and submit reviews on any restaurant or add new restaurant listings.

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

  Improved User Experience. We intend to continue to develop our website to improve ease of use and the volume of useful information available to the user. Management believes that furtherance of this goal will result in increased “stickiness” of the website, meaning that users will view more pages within the site and voluntarily return to the website more often, both of which should result in exposure to more ads and consequently more revenue. We intend to improve the user experience by increasing the amount of restaurant listings and reviews in existing cities as well as launching new cities as described below. Furthermore, we intend to launch an updated version of our website in February 2008, which features numerous improvements to the user experience.

  Launch New Cities. We currently offer restaurant listings and reviews in Vancouver, Victoria and Whistler. Over the course of the next twelve months, as described below, we intend to launch listings and reviews in Calgary, Toronto and Montreal.

  Actively Solicit Direct Advertisers. Concurrent with the launch of our updated website, we intend to begin actively soliciting direct advertisers. To date our only source of advertising revenue has been through ad space that we make available for Google’s Adsense ads. We currently have Adsense ads on every page of our website. These are ads served up through our site by Google to clients of their choosing. We intend to directly sell feature ad space throughout our website to targeted clients.

     A more detailed discussion of various aspects of the goals discussed above are set out below after the following discussion of Milestones.

Milestones

     The following is a chronological itemization of the milestones we hope to achieve over the 12 months ended January 2009. We are currently in the first month of the 12 month milestones listed below.

Months 1-2 Research and Development of new site

     During months 1-2 of our 12 month plan, we intend to redesign the website to Dinehere 2.0 with a launch expected in February of 2008.

     The new design will include increase community functionality to offer a better end user experience.

Months 3-4 Launch of First New City, Design and Data Collection for Second New City, Additional Listings and Reviews in Existing Cities

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

Months 5-6 Hire Salesperson for First New City, Solicit Feature Ads for First New City, Launch Second New City, Design and Data Collection for Third New City

     While we will be able to manage Adsense ads for any new cities that we add, management believes that a local advertising sales representative will be best suited to service each city to solicit feature ads. After each successive city launch we will endeavor to hire a part time, commission-based, local sales representative. Some of the methods we are considering to source new employees include posting on our website and websites with localized listings like www.craigslist.org. Depending on market conditions and the availability of qualified personnel, we may or may not be successful at hiring a sales representative. We expect to conduct the majority of our screening and interview process over the Internet and telephone, but may incur additional expenses related to travel in order to conduct in-person interviews should management deem these necessary.

     During this period we also intend to launch our second new city, Toronto, Ontario. Being the largest city in Canada, we will launch this portion of our site with listings that will initially cover the central region of the city and continue to expand as listings for additional areas are entered.

     We will also begin collecting listing data for our third new city, Montreal.

Months 7-8 Hire Salesperson for Second New City, Launch Third New City, Review Software and Ad Sales Effectiveness

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

Months 9-10 Continue to research additional Canadian city inclusion based on internet search criteria. Target Ad Sales

     During this period we will continue to research, based on public internet data, additional Canadian cities to incorporate into the listing website. Through this research, we expect to identify destination cities that offer high tourist value based on search results available through Google ad words.

     During this period we expect to begin searching for a national sales director to head up initiatives throughout the region.

     We expect to expand our Ad Sales by targeting organizations within the food and beverage as well as hospitality industry.

Months 11-12 Expand functionality of website to include recruitment system for industry professionals. Review Software and Ad Sales Effectiveness

     During this period we expect to begin expanding with additional functionality for the website to include a recruitment and posting component of the site. This functionality will include the ability for restaurant owners to post job listings directly to the website for a fee. Visitors to the site will be able to search based on restaurant, location, or job type for opportunities within the restaurant or hospitality industry. This recruitment and job posting site will offer localized search ability together with notification through RSS of available positions that site members can subscribe to.

     We expect to continue to fine tune and expand Software and Ad Sales as traffic and visibility increased to the website. We will investigate adding additional “Ad Spots” throughout the site to increase revenue and exposure of customers.

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

Improved User Experience

     We believe that the next version of our website, which we expect to launch in January 2008, will provide a significantly improved user experience. Some of the improvements will include a new graphical design, a restaurant profile section to highlight top performers and various community tools to allow users to participate more actively including becoming review moderators. We believe that as we improve both the quality of our website’s look and the community based aspects of the site that allow user participation and interaction, that both the repeat traffic and new traffic spawned by word of mouth will increase.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007

     During the three months ended November 30, 2007, we generated revenues of $2,863 and our operating expenses were $39,533. General and administrative costs were $12,639. Our directors provided management services, valued at $2,000 per month, and office premises, valued at $250 per month, to us at no charge. During the three months ended November 30, 2007, $6,000 in these donated services and $750 in donated rent were charged to operations.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007

     During the six months ended November 30, 2007, we generated revenues of $5,485 and our operating expenses were $68,908. General and administrative costs were $14,201. Our directors provided management services, valued at $2,000 per month, and office premises, valued at $250 per month, to us at no charge. During the six months ended November 30, 2007, $12,000 in these donated services and $1,500 in donated rent were charged to operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of November 30, 2007, we had working capital of $17,316. Our ongoing operating expenses and working capital requirements for the next twelve months are broken down as follows:

Estimated Expenses for the Next Twelve Month Period

Operating expenses
Marketing	$4,000
Operating expenses
General and Administrative	$6,000
Legal and Accounting	$45,000
Website development costs	$5,000
Total	$60,000

Financial Condition, Liquidity and Capital Resources

     As of November 30, 2007, we had cash of $42,619 and working capital of $17,316. We have suffered a net loss from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

OFF-BALANCE SHEET ARRANGEMENTS

     As of November 30, 2007, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

Revenue Recognition

     Our revenue is derived from pay per click advertising placed on our website. We recognize this advertising revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” when the price is fixed or determinable, persuasive evidence of an arrangement exists, the revenue has been earned, and collectability is reasonably assured.

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

     We have not generated significant revenues since our inception on November 15, 2006. Since we are still in the early stages of an operating company and because of the lack of operating history, we will, in all likelihood, continue to incur operating expenses without significant revenues until our website gains significant popularity. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our website. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

     We incurred a net loss of $78,857 for the period from November 15, 2006 (date of inception) to November 30, 2007. On November 30, 2007, we had cash of $42,619. Should we require additional funding, we intend to raise the money required to fund our operations from the sale of our equity securities; however, there can be no assurance that we will be able to do so. These circumstances caused our independent auditors to include an explanatory paragraph in their report dated July 24, 2007, regarding the substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

     As of November 30, 2007, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

     There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

21	Subsidiary of Here Enterprises, Inc.: Here Network Corp., a British Columbia Corporation

31*	Section 302 Certification of Roger Williams, dated January 22, 2008

32*	Section 906 Certification of Roger Williams, dated January 22, 2008

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERE ENTERPRISES, INC.

By:	/s/ Roger Williams
Roger Williams
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Dated: January 22, 2008