Form 10QSB
period 2008-02-29
HERE ENTERPRISES, INC.
filed 2008-04-16
CIK 1411846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

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
Yes [X]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

There are 8,190,000 shares of common stock issued and outstanding as of April 8, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the three months and nine months ended February 29, 2008 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Here Enterprises, Inc.
(A Development Stage Company)
February 29, 2008

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	February 29,	May 31,
	2008	2007
	$	$
	(unaudited)

Current Assets

Cash	20,050	79,647
Accounts receivable	1,783	841
Prepaid expenses	-	2,500

Total Current Assets	21,833	82,988

Property and equipment (Note 3)	2,918	3,541

Website (Note 4)	8,089	5,982

Total Assets	32,840	92,511

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	1,707	–
Accrued liabilities	105	2,504
Due to related parties (Note 5(a))	13,596	11,736

Total Current Liabilities	15,408	14,240

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Equity

Common stock
Authorized: 75,000,000 shares, par value $0.001
Issued and outstanding: 8,190,000 shares	8,190	8,190

Additional paid-in capital	72,810	72,810

Donated capital (Note 5(b))	32,625	12,375

Accumulated other comprehensive income	606	330

Deficit accumulated during the development stage	(96,799)	(15,434)

Total Stockholders’ Equity	17,432	78,271

Total Liabilities and Stockholders’ Equity	32,840	92,511

(The accompanying notes are an integral part of these consolidated financial statements)

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated				Period From
	from				November 15,
	November 15,				2006
	2006				(Date of
	(Date of	Three Months	Three Months	Nine Months	Inception)
	Inception)	Ended	Ended	Ended	to February
	to February 29,	February 29,	February 28,	February 29,	28,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	11,158	2,155	–	7,640	–

Operating Expenses

Amortization	4,332	1,255	342	3,357	342
General and administrative (Note 5(b))	103,625	18,842	7,417	85,648	7,417

Total Operating Expenses	107,957	20,097	7,759	89,005	7,759

Net Loss	(96,799)	(17,942)	(7,759)	(81,365)	(7,759)

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	606	(89)	–	276	–

Comprehensive Loss	(96,193)	(18,031)	(7,759)	(81,089)	(7,759)

Net Loss Per Share – Basic and Diluted		–	(77.59)	(0.01)	(77.59)

Weighted Average Shares Outstanding – Basic
and Diluted		8,190,000	100	8,190,000	100

(The accompanying notes are an integral part of these consolidated financial statements)

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

		Period From
		November 15,
	Nine Months	2006
	Ended	(Date of Inception)
	February 29,	to February 28,
	2008	2007
	$	$

Operating Activities

Net loss for the period	(81,365)	(7,759)

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:

Amortization	3,357	342
Donated services and rent	20,250	5,625

Changes in operating assets and liabilities:

Accounts receivable	(942)	(26)
Prepaid expenses	2,500	–
Accounts payable	1,707	453
Accrued liabilities	(2,399)	–
Due to related parties	1,860	3,275

Net Cash Provided By (Used In) Operating Activities	(55,032)	1,910

Investing Activities

Website development costs	(4,017)	(1,583)

Net Cash Used in Investing Activities	(4,017)	(1,583)

Financing Activities

Proceeds from issuance of common stock	–	100

Net Cash Provided by Financing Activities	–	100

Effect of Exchange Rate Changes on Cash	(548)	–

Change in Cash	(59,597)	427

Cash, Beginning of Period	79,647	–

Cash, End of Period	20,050	427

Non-cash Investing and Financing Activities

Website acquired from a related party	–	4,330

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of February 29, 2008, the Company has generated minimal revenue and incurred losses from operations of $96,799 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the period ended February 29, 2008, revenue from a single customer represented 100% of total revenue. As at February 29, 2008, 100% of accounts receivable is with this customer.

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

The functional currency of the Subsidiary is the Canadian dollar. The financial statements of the Subsidiary are translated to United States dollars under the current rate method in accordance with SFAS No. 52 “Foreign Currency Translation”. Under the current rate method, all assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders’ equity. A cumulative translation adjustment of $606 as of February 29, 2008 has been included in accumulated other comprehensive income in the accompanying consolidated balance sheet.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at February 29, 2008 and May 31, 2007, the Company’s only component of comprehensive loss consisted of foreign currency translation adjustments.

	l)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

	m)	Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

m)

Recent Accounting Pronouncements (continued) In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available- for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

3.	Property and Equipment

	February 29, 2008			2007
			Net	Net
		Accumulated	Carrying	Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer hardware	3,367	935	2,432	3,013
Furniture and equipment	584	98	486	528

	3,951	1,033	2,918	3,541

4.	Website

	February 29,	May 31,
	2008	2007
	$	$

Website	11,649	6,935
Less: Accumulated amortization	(3,560)	(953)

Net Carrying Value	8,089	5,982

The following is the estimated annual amortization expense for each of the next three years:

$

Remainder of 2008	971
2009	3,883
2010	3,235

8,089

5.	Related Party Transactions

	a)	As at February 29, 2008, the Company was indebted to the directors of the Company in the amount of $13,596 (May 31, 2007 - $11,736), which is non-interest bearing, unsecured, and due on demand.

b)

The President of the Company provided management services and office premises to the Company at no charge. The donated services are valued at $2,000 per month and office premises are valued at $250 per month. During the three months ended February 29, 2008, $6,000 in donated services and $750 in donated rent were charged to operations and recorded as donated capital.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

              This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” beginning on page 11 below, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

  Improved User Experience. We intend to continue to develop our website to improve ease of use and the volume of useful information available to the user. Management believes that furtherance of this goal will result in increased “stickiness” of the website, meaning that users will view more pages within the site and voluntarily return to the website more often, both of which should result in exposure to more ads and consequently more revenue. We intend to improve the user experience by increasing the amount of restaurant listings and reviews in existing cities as well as launching new cities as described below. Furthermore, we intend to launch an updated version of our website in May 2008, which features numerous improvements to the user experience.

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

              The following is a chronological itemization of the milestones we hope to achieve over the 12 months ended February 2009. We are currently in the first month of the 12 month milestones listed below.

Months 1-2 Research and Development of new site,

              During months 1-2 of our 12 month plan, we intend to redesign the website to Dinehere 2.0 with a launch expected in May of 2008.

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

Improved User Experience

              We believe that the next version of our website, which we expect to launch in May 2008, will provide a significantly improved user experience. Some of the improvements will include a new graphical design, a restaurant profile section to highlight top performers and various community tools to allow users to participate more actively including becoming review moderators. We believe that as we improve both the quality of our website’s look and the community based aspects of the site that allow user participation and interaction, that both the repeat traffic and new traffic spawned by word of mouth will increase.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008

              During the three months ended February 29, 2008, we generated revenues of $2,155 and our operating expenses were $20,097. General and administrative costs were $18,842. Our directors provided management services, valued at $2,000 per month, and office premises, valued at $250 per month, to us at no charge. During the three months ended February 29, 2008, $6,000 in these donated services and $750 in donated rent were charged to operations.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008

              During the nine months ended February 29, 2008, we generated revenues of $7,640 and our operating expenses were $89,005. General and administrative costs were $85,648. Our directors provided management services, valued at $2,000 per month, and office premises, valued at $250 per month, to us at no charge. During the nine months ended February 29, 2008, $18,000 in these donated services and $2,250 in donated rent were charged to operations.

LIQUIDITY AND CAPITAL RESOURCES

              As of February 29, 2008, we had working capital of $6,425. Our ongoing operating expenses and working capital requirements for the next twelve months are broken down as follows:

Estimated Expenses for the Next Twelve Month Period

Operating expenses
Marketing	$4,000
General and Administrative	$6,000
Legal and Accounting	$45,000
Website development costs	$5,000
Total	$60,000

Financial Condition, Liquidity and Capital Resources

              As of February 29, 2008, we had cash of $20,050 and working capital of $6,425. We have suffered a net loss from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

              Management believes that our company’s cash will not be sufficient to meet our working capital requirements for the next twelve month period. We plan to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

OFF-BALANCE SHEET ARRANGEMENTS

              As of February 29, 2008, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

Long-lived Assets

              In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying values of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

              In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

              In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

              In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

              In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

              In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on our reported financial position or results of operations.

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

              We incurred a net loss of $96,799 for the period from November 15, 2006 (date of inception) to February 29, 2008. On February 29, 2008, we had cash of $20,050. Should we require additional funding, we intend to raise the money required to fund our operations from the sale of our equity securities; however, there can be no assurance that we will be able to do so. These circumstances caused our independent auditors to include an explanatory paragraph in their report dated July 24, 2007, regarding the substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

The loss of the services of our executive officers and senior management would disrupt our operations and interfere with our ability to compete.

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

              As of February 29, 2008, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

              There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6. Exhibits.

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

21	Subsidiary of Here Enterprises, Inc.: Here Network Corp., a British Columbia Corporation

31*	Section 302 Certification of Roger Williams, dated April 15, 2008

32*	Section 906 Certification of Roger Williams, dated April 15, 2008

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

Dated: April 16, 2008