Form 10KSB
period 2008-05-31
HERE ENTERPRISES, INC.
filed 2008-09-15
CIK 1411846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number 000-52951

HERE ENTERPRISES, INC.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2908 – 30 Harrison Garden Blvd.,
Toronto, Ontario, Canada	M2N 7A9
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (416) 704-0105

Securities registered under Section 12(b) of the Exchange Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

State issuer’s revenues for its most recent fiscal year. $9,749

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

2,590,000 common shares @ $3.50 (1) = $9,065,000
(1) Based on the last sale price on September 8, 2008.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]    No [   ]  N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 8,190,000 shares of common stock as of September 15, 2008

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form
10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities
Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes
(e.g., annual report to security holders for fiscal year ended December 24, 1990). N/A

Transitional Small Business Disclosure Format (Check one): Yes [   ]    No [X]

PART I

Item 1. Description of Business

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” beginning on page 14 below, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this annual report.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock. As used in this annual report, the terms “we”, “us” and “our” refer to Here Enterprises, Inc. and/or Here Network Corp., a wholly owned subsidiary of Here Enterprises, Inc.

Corporate History

We were incorporated in the State of Nevada on November 15, 2006. Our wholly-owned subsidiary, Here Network Corp., was incorporated in the Province of British Columbia on December 12, 2006. We commenced business operations with the acquisition of dinehere.ca on December 12, 2006.

On August 1, 2008, we and Conversational Computing Corporation, a private Washington state based corporation, signed a letter of intent for our company to acquire Conversational Computing Corporation through a share exchange. If the transactions contemplated by the letter of intent are completed, Conversational Computing Corporation would become our wholly owned subsidiary.

Pursuant to the term sheet, we intend to exchange 4,100,000 common shares of our company held by Roger Williams, our former President, Secretary, Treasurer and Director, and 1,500,000 common shares of our company, held by Michael McFadyen, our former Vice President, Director of Sales and Director, for all issued and outstanding common shares of our wholly owned subsidiary, Here Network Corp. Furthermore, we intend to proceed based on an anticipated share exchange of 40 common shares of Conversational Computing Corporation for 4 common shares of our company. In addition, the shareholders of Conversational Computing Corporation will receive one common stock purchase warrant, with a life of three years from the date of the completion of the contemplated transactions with an exercise price of $4.00.

There is no assurance that we will be able to complete the transactions as contemplated above, or on terms acceptable to our company.

Current Business

Through our subsidiary Here Network Corp. incorporated in British Columbia, we operate a website dining guide at www.dinehere.ca called Dine Here. The website contains restaurant listings for British Columbia including Greater

Vancouver, Victoria and Whistler. Visitors can view restaurant information for many of the restaurants in the cities covered including user contributed reviews that have a title, description of their experience and ratings for categories including food, service, ambiance and an overall rating. Internet visitors can also register at the website and submit reviews on any restaurant or add new restaurant listings.

The website was originally launched in November 2004. Since that time, Dine Here has had a steady increase of traffic, registrations and review and restaurant listing submissions. As of May 31, 2008, the site had 9,555 registrations, 3,076 restaurants and 20,367 reviews. For the month ending May 31, 2008, dinehere.ca had 1,125,000 page views and 309,000 visits.

Registration is not required to view any of the web pages on Dine Here, only to submit reviews or restaurant listings. Membership on Dine Here is free; anyone can register an account and become a user of the website. In order to add reviews or restaurant listings, registration is required. Registration involves filling in a form with the requested username, password, location and email address. The location is displayed along with your username with every review submitted using that profile. After a user registers with Dine Here, a confirmation email is sent to the email address supplied. In order to complete the registration, a link contained within the registration email must be clicked on which verifies that the email address supplied is valid. Once this final step is completed, the new user can login to the website and submit reviews or new restaurant listings.

For each restaurant listing, Dine Here displays contact information including the restaurant name, address, telephone number and website address (if available). Each restaurant is classified by the price range of meals, the cuisine type they serve and whether they accept reservations. There is a map link that the user can click on that sends the visitor to Google Maps, an external website. The address of the restaurant is passed to Google Maps and a map is displayed containing an image of the geographical location of the restaurant. If the restaurant is associated with other restaurants such as being part of a restaurant chain, links to those restaurant listings are displayed.

Registered users on Dine Here can submit reviews on any restaurant listing. These reviews include the following required information: review title, review description, overall rating, food rating, service rating, and ambiance rating. Each of the ratings is based on a one to five scale; one representing a poor experience and five being incredible. Reviews must be associated with a restaurant and include all of the above information. Once submitted, the review is posted on the site immediately which is displayed as the first review on the associated restaurant listing web page and the main Dine Here home page. The 25 most recent reviews are displayed on Dine Here’s home page.

Every restaurant that has at least one review has an overall rating based on the average review rating given by Dine Here users. When a new review is submitted by a user, this overall rating is modified based on the new average of all review ratings supplied. This rating information is displayed at the top of every restaurant listing.

Every review and restaurant listing submitted to Dine Here is displayed immediately on the website. Despite this fact, every review and restaurant listing is moderated and reviewed by Dine Here staff. Dine Here has a review and restaurant listing submission policy that must be followed in order for the submission to remain on the website. All submissions on Dine Here must conform to the following standards:

  Must be well written and contain proper punctuation, grammar and spelling;
  Reviews must be justified – all high or low ratings such as a one or five must be discussed in detail in the review for each rating given;
  Must not contain remarks about other reviews or reviewers;
  Must not discuss owners, managers or servers by specific name in a negative fashion;
  Cannot contain objectionable content including foul language or imply any sort of racial discrimination;
  Cannot appear to be obviously biased or slanderous in nature;
  Cannot discuss instances of food poisoning or unwanted objects in food; and
  Must not contain URLs (website addresses) in content

Failure to conform to the above submission policy will result in the review or restaurant listing being removed. All user submissions are generally moderated within one to two business days, but based on traffic levels, moderation of submissions can sometimes take up to a week.

We are currently developing a new website for Dine Here that will have a new design and will use community based software called Drupal. Drupal is an open sourced software package that simplifies the process of creating a community driven website by providing a basic, common framework with features that most community based websites require. The software also allows customization and feature addition with a module system that simplifies this process.

The next version of the website, Dine Here 2.0, will replicate all current functionality of the site. In addition, it will support the following new features:

  Direct advertising – Support for an advertiser to purchase advertising through the web using Paypal as the online payment method. Advertisers can create or modify their ads, renew advertising and view their advertisement statistics; and
  New logo and website design – Implement a new look and feel for the website.

The new logo and design for Dine Here 2.0 was completed by Pixelsplitter Design at a cost of CDN$2,000. A portion of the software development and customization for the new website was performed by As If Productions. We paid As If Productions a total $1,650 on January 30, 2007, representing half of their quotation for services. We were unhappy with the quality of their work and verbally terminated our agreement with As If Productions on June 1, 2007. We subsequently retained Wickle Media Corp of Vancouver who will complete the development for $2,000, to be paid in full upon completion, currently estimated to be October 15, 2008. The useful life of the new website and software is expected to be 3 years.

By the end of calendar year 2008, we plan to launch Dine Here 3.0. This will be based on the existing software implemented in Dine Here 2.0 and will not contain any design changes. We plan to add new features in this version based on user feedback and from extensive use of the existing website.

Current and Anticipated Sources of Revenue

We currently have one source of revenue that consists of Google Adsense ads. With the development of the new website, we will be adding a new source of revenue offering direct advertising to businesses.

Google Adsense is an advertising solution for web publishers such as Dine Here. The web publisher agrees to place text ads on their website in return for a 50-50 split of all revenue derived from the advertising placed on the website.

Revenue is accrued when visitors click on ads on a pay per click basis. Google Adsense has a sophisticated, contextual ad serving system that allows them to target ads on Dine Here to serve only those that relate geographically or match the theme of the website. Advertisers using Google Adsense generally include local newspapers, phone book companies, restaurants, other local businesses or anyone else that pays for this marketing service. The ads are served within the text-based content of the site and can include up to 3 ads depending on the web page. Google Adsense pays its publishers by corporate check on a monthly basis at the end of the month, for the previous month. This is paid in US dollars and delivered by mail.

With the new version of the website (Dine Here 2.0), we will continue to serve Google Adsense ads. They will be embedded within the textual content of the website such as between each user review on the restaurant listing pages. Embedding Google Adsense ads within the content often derives the highest possible revenue because the ads are integrated into the content and incite the highest click rates. We will reserve traditional advertising space such as at the top of the page for Dine Here’s direct advertising.

Direct Feature Ads

Direct advertising will be primarily marketed to local businesses with the launch of Dine Here 2.0. It will include the ability for advertisers to pay for and setup advertisements on Dine Here. The advertising will work differently than Google Adsense. Instead of being based on performance using a pay per click model, they will be impression-based and charged on the number of times they are displayed. Advertisers will pay per CPM (cost per thousand) impressions displayed on the website.

Each city will be broken up into blocks of 50,000 impressions or 50 CPMs. We expect to charge approximately US$5 per CPM. The minimum monthly cost for each advertiser will be $250 which is based on a $5 CPM multiplied by the minimum ad buy of 50,000 impressions. If Dine Here is unable to deliver the necessary ad impressions to fulfill advertising commitments, the advertising will be rolled over to the next month and added to that months sold inventory.

Advertisers will be able to create two types of ads: graphical or text based. They can create the text based ad or upload an image to use for their graphical ad. Once the advertisement has been created, they will be able to type in a URL or website address that the visitor will be sent when clicking on the ad. Finally, the advertiser will be able to select which city or cities that they want to advertise on and how many blocks of 50,000 impressions (50 CPMs) they would like to purchase. We will require a 3 month minimum commitment. Online payments will be accepted by major credit cards or bank transfer using Paypal. Alternatively, we will accept a corporate check as payment.

Once the payment has been received and the advertisement has been approved, we will begin serving the ads.

Advertisers will have a browser-based web interface that allows them to update their advertisements, add new advertisements and view statistics of their current and past advertisement’s performance.

We use PayPal to handle payment transactions from advertisers. PayPal handles the credit card transactions and also delivers payment receipts and user information via e-mail instantly after purchase. Paypal charges the following fees based on the gross monthly transaction amount:

$0 - $3,000:	2.9% of transaction amount plus $0.30 transaction fee
$3,001 - $10,000:	2.5% of transaction amount plus $0.30 transaction fee
$10,001 - $100,000:	2.2% of transaction amount plus $0.30 transaction fee

All amounts above shown in US dollars

Marketing

Dine Here relies on organic search engine traffic and word of mouth for nearly all of its website traffic. Dine Here is listed in all major search engines and directories including Google, Yahoo, DMOZ, MSN and Ask. Due to the nature of the site with constantly changing content, the website is ranked well for all related keywords associated with the website such as “Vancouver restaurants” or a specific restaurant name that is listed on the website. We rely on this high placement for the majority of traffic that is received at Dine Here. There are no plans for any online marketing expenditures in the next 12 months. To increase traffic to Dine Here, we are focusing on increasing the content of its website by expanding to new cities and offering restaurant listings in those new areas.

Technology

Our current website was developed from scratch using active server pages scripting technology. The new website (Dine Here 2.0) is based on an open sourced software package called Drupal which is available free of charge. The website has several customizations to the software called modules which are proprietary to Dine Here and that Here Network Corp retains copyright to. The new website is expected to be a significant improvement because rather than being a custom solution, it is using a commercial-grade software package that will be upgraded and maintained at no cost for software maintenance. Drupal is maintained by a community of thousands of developers and users who are constantly making major feature enhancements and bug fixes. This alleviates a significant portion of the development costs required to maintain the software running Dine Here other than costs associated with integration of these new software versions into the website.

The website is hosted on a dedicated server rented to Here Network Corp. on a month to month basis by Superb Internet Corporation. Superb charges a monthly fee of $282.45. The server is hosted in Seattle, Washington.

Competition

There are a significant number of competitors that offer restaurant information and reviews on dining establishments in Canada. As we expand across Canada, we will face new competition as all major cities have a local dining guide for that region. In addition, there are several travel based websites that will also offer stiff competition to Dine Here.

Competitor	Type	Description	Advertising Rates
The Vancouver Restaurant Guide (vancouverrestaurantguide.net)	Local guide	A Vancouver local dining guide with no reviews and links to restaurants	Annual listing fee of CDN$199
Food Vancouver, Food Ontario (foodvancouver.com, foodontario.com)	Local, regional dining guides	Vancouver based dining guides with sister site for Ontario	Charges annual fee for listing restaurant ranging from free - $400 per year for a deluxe listing
Fodor’s Travel Guide (fodors.com)	Travel guide	Worldwide travel guide with restaurant listings reviewed by professional reviewers	Advertising based website, restaurant must be reviewed by in-house reviewers to be added.
Where Guide (where.ca)	Entertainment guide	Canadian shopping, dining and entertainment guide	Advertising based website, restaurant must be reviewed by in-house reviewers to be added.
Yahoo Travel (travel.yahoo.com)	Travel Guide	Worldwide travel guide	Advertising based website, reviews accepted from public

Growth Strategy

Our growth strategy involves organic growth by adding new cities to our dining website directory. Over the next 12 months, we plan on adding 3 new cities including Calgary, Toronto and Montreal. As we add each city, we plan to hire a local sales representative to assist with local sales of advertising in that region.

Our goal is to increase monthly page views to 4 million per month within the next 12 months.

Employees

Our President, Secretary, Treasurer and Director, Simon Au, is the only employee of our company. He handles all of the responsibilities in the area of corporate administration, business development and research.

When we expand to a new city, we will be hiring a commission based sales person for that city to assist in local ad sales. This is a part time position which pays 50% commission for all ad sales in that city.

Intellectual Property

We own the domain names dinehere.ca and dinehere.com. All content on the website including restaurant and reviews are considered copyright. Although Dine Here 2.0 is based on Drupal, an open source software package, it also includes custom modules which are proprietary to Dine Here and that Here Network Corp. owns the copyright to.

We are not aware that our services or proprietary rights infringe the proprietary rights of third parties. However, from time to time, we may receive notices from third parties asserting that we have infringed their trademarks, copyrights or other intellectual property rights. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause service stoppages or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology and opportunities, require disputed rights to be licensed from others, or require us to cease the marketing or use of our website, any of which could have a material adverse effect on our business, operating results and financial condition.

Item 2. Description of Property.

Our executive and head office is located at 2908 – 30 Harrison Garden Blvd., Toronto, Ontario M2N 7A9, Canada, which is located the residence of our President, Simon Au.

We own the domain names dinehere.ca and dinehere.com. All content on the website including restaurant and reviews are considered copyright. Although Dine Here 2.0 is based on Drupal, an open source software package, it also includes custom modules which are proprietary to Dine Here and that Here Network Corp. owns the copyright to. We have registered the dinehere.ca domain until October 27, 2013 and maintaining the registration costs $14/year thereafter. We have registered the domain www.dinehere.com until February 20, 2009 and maintaining the registration costs $10/year thereafter.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director and officer, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common shares are quoted on the OTC Bulletin Board under the trading symbol “HRTE.OB”. There were very few trades in our common shares. The following quotations obtained from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
May 31, 2008	0.75	0.75
February 29, 2008	0.20	0.15

There were no quotations reported for our common shares as reported on the OTC Bulletin Board prior to January 2008. The last sale price of our common shares on September 8, 2008, was $3.50 per share.

There are currently 34 holders of record of our common stock.

There are no outstanding options or warrants to purchase, or securities convertible into, our common shares. None of our issued and outstanding shares can be sold pursuant to Rule 144 of the Securities Act of 1933.

We have not declared or paid any cash dividends since inception. We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

  we would not be able to pay our debts as they become due in the usual course of business; or

  our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 14.

Our audited consolidated financial statements are stated in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles.

Company Overview

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

  Improved User Experience. We intend to continue to develop our website to improve ease of use and the volume of useful information available to the user. Management believes that furtherance of this goal will result in increased “stickiness” of the website, meaning that users will view more pages within the site and voluntarily return to the website more often, both of which should result in exposure to more ads and consequently more revenue. We intend to improve the user experience by increasing the amount of restaurant listings and reviews in existing cities as well as launching new cities as described below. Furthermore, we intend to launch an updated version of our website in late September 2008, which features numerous improvements to the user experience.

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

More detailed discussions of various aspects of the goals discussed above are set out below after the following discussion of milestones. We have had delays in achieving the following milestones. Delays in the website development and the launch of the new version of the website have been caused by expanded project scope and the problems with contractors.

The following is a chronological itemization of the milestones we hope to achieve over the 12 months ended August 2009. We are currently in the second month of the 12 month milestones listed below.

Months 1-2 Research and Development of New Site

During months 1-2 of our 12 month plan, we intend to redesign the website to Dinehere 2.0 with a launch expected in late September 2008.

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

We expect to continue to fine tune and expand software and ad sales as traffic and visibility to the website increase. We will investigate adding additional “Ad Spots” throughout the site to increase revenue and exposure of customers.

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

Promotion via Restaurants and Industry Associations

We are currently researching promotion and advertising opportunities with restaurant, foodservice and tourism associations. We hope to find opportunities that will allow us to reach new restaurants which may want to list their establishments in our directory as well as potential advertising clients. Some of the organizations we are currently researching include the British Columbia Restaurant and Foodservices Association and various British Columbia and Canadian tourism organizations.

We also intend to approach various restaurants and explore the opportunity for placement of promotional material for our website in these restaurants. These may include business cards, poster or other material inviting patrons to read about the restaurant online.

Improved User Experience

We believe that the next version of our website, which we expect to launch in late September 2008 will provide a significantly improved user experience. Some of the improvements will include a new graphical design, a restaurant profile section to highlight top performers and various community tools to allow users to participate more actively including becoming review moderators. We believe that as we improve both the quality of our website’s look and the community based aspects of the site that allow user participation and interaction, that both the repeat traffic and new traffic spawned by word of mouth will increase.

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

RESULTS OF OPERATIONS

Year ended May 31, 2008 and Period from November 15, 2006 (date of inception) to May 31, 2007

During the year ended May 31, 2008, we generated revenues of $9,749 and our operating expenses were $104,595 as compared to revenues of $3,518 and operating expenses of $18,952 for the period from November 15, 2006 (date of inception) to May 31, 2007. The increase in revenues was primarily attributable to the increase in visitor traffic and the fact that the most recent fiscal year was a full year while the previous period being compared began on November 15, 2006 and was only six and half months. The increase in operating expenses was primarily attributable to the cost of becoming a public company in the United States and the fact that the most recent fiscal year was a full year while the previous period being compared began on November 15, 2006 and was only six and half months.

General and administrative costs were $99,777 for the year ended May 31, 2008 as compared to $17,977 for the period from November 15, 2006 (date of inception) to May 31, 2007. The increase in general and administrative costs was primarily attributable to the cost of becoming a public company in the United States and the fact that he most recent fiscal year was a full year while the previous period being compared began on November 15, 2006 and was only six and half months.

Our former directors provided management services, valued at $2,000 per month, and office premises, valued at $250 per month, to us at no charge. During the year ended May 31, 2008, $24,000 in these donated services and $3,000 in donated rent were charged to operations as compared to $11,000 in donated services and $1,375 in donated rent for the period from November 15, 2006 (date of inception) to May 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2008, we had working capital deficit of $4,092. Our ongoing operating expenses and working capital requirements for the next twelve months are broken down as follows:

Estimated Expenses for the Next Twelve Month Period

Operating expenses

Marketing	$4,000

General and Administrative	$6,000

Operating expenses

Legal and Accounting	$45,000

Website development costs	$5,000

Total	$60,000

Financial Condition, Liquidity and Capital Resources

As of May 31, 2008, we had cash of $9,628 and a working capital deficit of $4,092 as compared to cash of $79,647 and working capital of $68,748 as of May 31, 2007. We have suffered a net loss from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our director and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company’s cash will not be sufficient to meet our working capital requirements for the next twelve month period. We plan to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through future debt or equity financing. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. If we are not able to obtain additional funds on a timely basis, we will be unable to conduct our operations as planned. In such event, we will be forced to scale down or perhaps even cease our operations.

Going Concern

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the year ended May 31, 2008, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

OFF-BALANCE SHEET ARRANGEMENTS

As of May 31, 2008, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c)

how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141 (revised 2007) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on our financial statements.

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

RISK FACTORS

In addition to other information in this annual report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

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

We incurred a net loss of $110,280 for the period from November 15, 2006 (date of inception) to May 31, 2008. On May 31, 2008, we had cash of $9,628. Should we require additional funding, we intend to raise the money required to fund our operations from the sale of our equity securities; however, there can be no assurance that we will be able to do so. Because we have generated minimal revenues and have incurred a loss from operations since our inception, our independent auditors included an explanatory paragraph in their report dated September 11, 2008, regarding the substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

We may need additional funding to support our operations and capital expenditures, which may not be available to us and which lack of availability could adversely affect our business.

We have no committed sources of additional capital. For the foreseeable future, we intend to fund our operations and capital expenditures from limited cash flow and our cash on hand. If our capital resources are insufficient, we will have to raise additional funds. We may need additional funds to continue our operations, pursue business opportunities (such as expansion, acquisitions of complementary business or the development of new products or services), to react to unforeseen difficulties or to respond to competitive pressures. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, the sale of additional equity or convertible debt securities may result in further dilution to existing shareholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of the implementation of our business strategy, including the possibility of additional acquisitions or internally developed businesses.

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

Our President has had limited experience in managing a publicly traded company.

Our President, Simon Au, has had limited experience in managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. There can be no assurance that our President will be able to implement programs and policies in an effective and timely manner that adequately respond to such legal and regulatory compliance and reporting requirements. Further, this could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. Our failure to do so could lead to the imposition of fines and penalties and further result in the deterioration of our business.

The loss of the services of our President would disrupt our operations and interfere with our ability to compete.

We depend upon the continued contributions of our President, Simon Au. We only have one employee, our President, Secretary, Treasurer and Director, Simon Au. He handles all of the responsibilities in the area of corporate administration, business development and research. We do not carry key person life insurance on Mr. Au’s life and the loss of his services could disrupt our operations and interfere with our ability to compete with others.

All of our assets and our officer and director are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or our officer and director.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, our sole officer and director, Simon Au, is not a national or resident of the United States, and all or a substantial portion of Mr. Au’s assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our sole officer and director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against us or our sole officer and director.

Roger Williams’ control may prevent you from causing a change in the course of our operations and may affect the price of our common stock.

Our founder and former President, Roger Williams, beneficially owns 50.06% of our common stock. Accordingly, for as long as Mr. Williams continues to own more than 50% of our common stock, he will be able to elect our entire board of directors, control all matters that require a shareholder vote (such as mergers, acquisitions and other business combinations, and the future issuance of our shares) and exercise a significant amount of influence over our management and operations. Therefore, your ability to cause a change in the course of our operation is eliminated. As such, the value attributable to the right to vote is limited.

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

There has been a limited trading market for our common shares on the OTC Bulletin Board. As a result, our shareholder may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common shares. This severely limits the liquidity of our common shares and has a material adverse effect on the market price for our common shares and on our ability to raise additional capital. An active public market for our common shares may not develop, or if one should develop, it may not be sustained, and as a result, investors may not be able to resell our common shares that they have purchased and may lose all of their investment

We do not intend to pay dividends on any investment in the shares of stock of our company.

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

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

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

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-

dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 7. Financial Statements.

Here Enterprises, Inc.
(A Development Stage Company)
May 31, 2008

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Here Enterprises, Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Here Enterprises, Inc. (A Development Stage Company) as of May 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended May 31, 2008, the period from November 15, 2006 (Date of Inception) to May 31, 2007, and accumulated from November 15, 2006 (Date of Inception) to May 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Here Enterprises, Inc. (A Development Stage Company) as of May 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended May 31, 2008, the period from November 15, 2006 (Date of Inception) to May 31, 2007, and accumulated from November 15, 2006 (Date of Inception) to May 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has generated minimal revenues, has a working capital deficit, and has incurred losses from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

September 11, 2008

F–1

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	May 31,	May 31,
	2008	2007
	$	$

Current Assets

Cash	9,628	79,647
Accounts receivable	2,115	841
Prepaid expenses	-	2,500

Total Current Assets	11,743	82,988

Property and equipment (Note 3)	2,565	3,541

Website (Note 4)	12,042	5,982

Total Assets	26,350	92,511

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	2,897	–
Accrued liabilities	–	2,504
Due to related parties (Note 5(a))	12,938	11,736

Total Current Liabilities	15,835	14,240

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Equity

Common stock
Authorized: 75,000,000 shares, par value $0.001
Issued and outstanding: 8,190,000 shares	8,190	8,190

Additional paid-in capital	72,810	72,810

Donated capital (Note 5(b))	39,375	12,375

Accumulated other comprehensive income	420	330

Deficit accumulated during the development stage	(110,280)	(15,434)

Total Stockholders’ Equity	10,515	78,271

Total Liabilities and Stockholders’ Equity	26,350	92,511

F–2

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)

	Accumulated
	from
	November 15,		Period from
	2006		November 15,
	(Date of	Year	2006
	Inception)	Ended	(Date of Inception)
	to May 31,	May 31,	to May 31,
	2008	2008	2007
	$	$	$

Revenue	13,267	9,749	3,518

Operating Expenses

Amortization	5,793	4,818	975
General and administrative (Note 5(b))	117,754	99,777	17,977

Total Operating Expenses	123,547	104,595	18,952

Net Loss	(110,280)	(94,846)	(15,434)

Other Comprehensive Income

Foreign currency translation adjustments	420	90	330

Comprehensive Loss	(109,860)	(94,756)	(15,104)

Net Loss Per Share – Basic and Diluted		(0.01)	–

Weighted Average Shares Outstanding		8,190,000	3,388,000

F–3

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity
For the period from November 15, 2006 (Date of Inception) to May 31, 2008
(expressed in U.S. dollars)

						Deficit
	Common Stock				Accumulated	Accumulated
			Additional		Other	During the
			Paid-in	Donated	Comprehensive	Development
	Shares	Amount	Capital	Capital	Income	Stage	Total
	#	$	$	$	$	$	$

Balance, November 15, 2006 (Date
of Inception)	–	–	–	–	–	–	–

Common stock issued for cash at
$0.001 per share, November 15,				–
2006	100,000	100	–		–	–	100

Common stock issued for cash at
$0.01 per share, March 15, 2007	5,500,000	5,500	49,500	–	–	–	55,000

Common stock issued for cash at
$0.01 per share, April 15, 2007	2,590,000	2,590	23,310	–	–	–	25,900

Donated services and rent	–	–	–	12,375	–	–	12,375

Foreign currency translation	–	–	–	–	330	–	330

Net loss for the period	–	–	–	–	–	(15,434)	(15,434)

Balance, May 31, 2007	8,190,000	8,190	72,810	12,375	330	(15,434)	78,271

Donated services and rent	–	–	–	27,000	–	–	27,000

Foreign currency translation	–	–	–	–	90	–	90

Net loss for the year	–	–	–	–	–	(94,846)	(94,846)

Balance, May 31, 2008	8,190,000	8,190	72,810	39,375	420	(110,280)	10,515

F–4

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

	Accumulated From		Period From
	November 15,		November 15,
	2006	Year	2006
	(Date of Inception)	Ended	(Date of Inception)
	to May 31,	May 31,	to May 31,
	2008	2008	2007
	$	$	$
Operating Activities
Net loss for the period	(110,280)	(94,846)	(15,434)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Amortization	5,793	4,818	975
Donated services and rent	39,375	27,000	12,375
Changes in operating assets and liabilities:
Accounts receivable	(2,115)	(1,274)	(841)
Prepaid expenses	–	2,500	(2,500)
Accounts payable	2,897	2,897	–
Accrued liabilities	–	(2,504)	2,504
Due to related parties	4,337	446	3,891
Net Cash Provided By (Used In) Operating Activities	(59,993)	(60,963)	970
Investing Activities
Website development costs	(11,297)	(9,194)	(2,103)
Net Cash Used in Investing Activities	(11,297)	(9,194)	(2,103)
Financing Activities
Proceeds from issuance of common stock	81,000	–	81,000
Net Cash Provided by Financing Activities	81,000	–	81,000
Effect of Exchange Rate Changes on Cash	(82)	138	(220)
Change in Cash	9,628	(70,019)	79,647
Cash, Beginning of Period	–	79,647	–
Cash, End of Period	9,628	9,628	79,647
Non-cash Investing and Financing Activities
Property and equipment acquired from a related party	3,515	–	3,515
Website acquired from a related party	4,330	–	4,330
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

F–5

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2008
(expressed in U.S. dollars)

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of May 31, 2008, the Company has generated minimal revenue, has a working capital deficit of $4,092, and has incurred losses from operations of $110,280 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through revenue and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending May 31, 2009.

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

b)	Use of Estimates

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

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

F–6

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2008
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	d)	Financial Instruments and Concentrations

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

For the periods ended May 31, 2008 and 2007, revenue from a single customer represented 100% of total revenue. As at May 31, 2008 and 2007, 100% of accounts receivable is with this customer.

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

The functional currency of the Subsidiary is the Canadian dollar. The financial statements of the Subsidiary are translated to United States dollars under the current rate method in accordance with SFAS No. 52 “Foreign Currency Translation”. Under the current rate method, all assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders’ equity. A cumulative translation adjustment of $420 as of May 31, 2008 has been included in accumulated other comprehensive income in the accompanying consolidated balance sheet.

F–7

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2008
(expressed in U.S. dollars)

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at May 31, 2008 and 2007, the Company’s only component of comprehensive loss consisted of foreign currency translation adjustments.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk- management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

F–8

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2008
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	m)	Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141 (revised 2007) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

F–9

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2008
(expressed in U.S. dollars)

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

3.	Property and Equipment

				May 31,
		May 31, 2008		2007
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Computer hardware	3,311	1,195	2,116	3,013
Furniture and equipment	574	125	449	528

	3,885	1,320	2,565	3,541

4.	Website

	May 31,	May 31,
	2008	2007
	$	$

Website	16,722	6,935
Less: Accumulated amortization	(4,680)	(953)

Net Carrying Value	12,042	5,982

The following is the estimated annual amortization expense for each of the next three years:

$

2009	5,700
2010	5,700
2011	642

12,042

5.	Related Party Transactions

	a)	As at May 31, 2008, the Company was indebted to the directors of the Company in the amount of $12,938 (2007 - $11,736), which is non-interest bearing, unsecured, and due on demand.

b)

The President of the Company provided management services and office premises to the Company at no charge. The donated services are valued at $2,000 per month and office premises are valued at $250 per month. During the year ended May 31, 2008, $24,000 (period ended May 31, 2007 - $11,000) in donated services and $3,000 (period ended May 31, 2007 - $1,375) in donated rent were charged to operations and recorded as donated capital.

c)

On May 1, 2007, the Company purchased property and equipment from a director of the Company for $3,541 (Cdn$3,980). The Company also purchased the website from this individual for $4,330 (Cdn$5,000) on December 12, 2006. This individual became a director of the Company on March 15, 2007.

F–10

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2008
(expressed in U.S. dollars)

6.	Income Taxes

The Company has incurred net operating losses totalling $70,905, which begin to expire in 2027.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 34% to net loss before income taxes for the periods ended May 31, 2008 and 2007 is as follows:

	2008	2007
	$	$

Income tax benefit computed at statutory rates	32,248	5,248
Permanent differences	(9,180)	(4,208)
Valuation allowance	(23,068)	(1,040)

Provision for income taxes	–	–

Significant components of the Company’s deferred tax assets and liabilities as at May 31, 2008 and 2007 were as follows:

	2008	2007
	$	$

Deferred tax assets
- Net operating losses carried forward	24,108	1,040
- Less valuation allowance	(24,108)	(1,040)

Net deferred tax asset	–	–

F–11

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being May 31, 2008. This evaluation was carried out under the supervision and with the participation of our company's management, including our President (our principal executive officer, principal financial officer, and principal accounting officer).

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Based upon that evaluation, our President concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our President, as appropriate, to allow timely decisions regarding required disclosure.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 8B. Other Information.

None

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

A director our company holds office until the next annual meeting of the shareholders or until his successors has been elected and qualified. An officer of our company is appointed by our board of directors and holds office until his death, resignation or removal from office. Our director and executive officer, his age, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Simon Au	President, Secretary, Treasurer and Director	38	September 10, 2008

Business Experience

The following is a brief account of the education and business experience of our sole officer and director during at least the past five years, indicating his business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

Simon Au, President, Secretary, Treasurer and Director

On September 10, 2008, Simon Au was appointed as a director of our company and on September 12, 2008, he was appointed as our President, Secretary, and Treasurer. Mr. Au is a mechanical engineer specializing in manufacturing process. Mr. Au also has experience in Internet marketing and the development of web based businesses having started his own Internet audio parts retailing operation called Audiyo Inc. in June, 2003 which operated its website at www.audiyo.com. From June, 2003 to present, Mr. Au has also served as the Vice-President of Marketing/Development with Audiyo Inc., where he is responsible for website design, management of the launch of the company's website, development of a supplier base of products to be sold through the website and development of Audiyo Inc.'s marketing strategy. From July 1999 to present, Mr. Au has been the manufacturing and process engineer with the Rollstamp Manufacturing Division of Decoma International, where his responsibilities include design workcell layout and plant layout, implementing continuous improvement projects for manufacturing processes including metal stamping, injection molding and painting. Rollstamp is a supplier of automotive exterior trim products. From September 1997 to July 1999, Mr. Au was the programmer/project coordinator with Schukra Manufacturing, a company involved in manufacturing seat lumbar supports for the automotive industry. Mr. Au's education background includes Magna International Training Certificates: (2000-2002), where he studied design for manufacturing and assembly, mistake proofing, occupational health and safety and supervisor competency training; Concordia University where he received a Bachelor Degree in Mechanical Engineering (1992-1996); Dawson College where he studied mechanical engineering technology (1989-1992) and Dawson College where he studied applied sciences (1987-1989).

Significant Employees

Our President, Secretary, Treasurer and Director, Simon Au, is the only employee of our company. He handles all of the responsibilities in the area of corporate administration, business development and research. If we expand to a new city, we plan to hire a commission based sales person for that city to assist in local ad sales.

Involvement in Certain Legal Proceedings

None of our director and executive officer, promoters, and control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officer and director, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2008, all filing requirements applicable to our former officers and directors and greater than ten percent beneficial owners were complied with.

Corporate Governance

All proceedings of our board of directors for the year ended May 31, 2008 were conducted by resolutions consented to in writing by our former directors and filed with the minutes of the proceedings of the board of directors. A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this annual report.

Nominating and Compensation Committees

We do not have standing nominating or compensation committees, or committees performing similar functions. Our board of directors believe that it is not necessary to have a standing compensation committee at this time because the functions of such committee are adequately performed by our board of directors. Our board of directors has not adopted a charter for the compensation committee.

Our board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because our board of directors has performed and will perform adequately the functions of a nominating committee. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by shareholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Audit Committee

We do not have a standing audit committee or an audit committee charter at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-B.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining a person who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 10. Executive Compensation.

The following table shows the compensation received by our executive officers for the fiscal year ended May 31, 2008 and the period from November 15, 2006 (date of inception) and May 31, 2007:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compe nsation ($)	Total ($)
Roger Williams(1) Former President, Secretary, Treasurer and Director	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Michael McFadyen Former Vice President, Director of Sales and Director(2)	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)           Mr. Williams became our President, Secretary, Treasurer and Director on November 15, 2006. He resigned as our Director on September 10, 2008 and as our President, Secretary, and Treasurer on September 12, 2008.

(2)           Mr. McFadyen became our Vice President, Director of Sales and Director on March 15, 2007. He resigned as our Director on September 10, 2008 and as our Vice President, Director of Sales on September 12, 2008.

We have not entered into written employment agreements with our former directors and officers. We have not entered into a written employment agreement with our current director and officer.

There have been no arrangements or plans in which we have provided pension, retirement or similar benefits for our former directors and officers or our current director and officer. We have not had any material bonus or profit sharing plans pursuant to which cash or non-cash compensation has been or may be paid to our former directors and officers or our current director and officer, except that stock options may be granted at the discretion of our board of directors in the future.

We have no plans or arrangements in respect of remuneration received or that may be received by our former officers or our current officer to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at May 31, 2008, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our former executive officers.

Director Compensation

Our former directors did not receive or accrue any compensation for their services as a director during the fiscal year ended May 31, 2008. We have no formal plan for compensating our director for his service in his capacity as a director. A director is entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 15, 2008, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by our current director and executive officer. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Simon Au 2908 – 30 Harrison Garden Blvd Toronto, Ontario M2N 7A9 Canada	Common Stock	0	0%
Roger Williams 23799 133rd Avenue Maple Ridge, British Columbia V4R 2T9 Canada	Common Stock	4,100,000	50.06%
Michael McFadyen 927-B Kelvin Street Coquitlam, British Columbia V3J 4W7 Canada	Common Stock	1,500,000	18.32%
Director and Executive Officer as a Group (1 person)	Common Stock	0	0%

(1)

Based on 8,190,000 shares of common stock issued and outstanding as of September 15, 2008. Except as otherwise indicated, we believe that the beneficial owner of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which, to our knowledge, any of our former and current directors and officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

On May 1, 2007, we purchased property and equipment from Michael McFadyen, our former Vice President, Director of Sales and Director, and a holder of 18.32% of issued and outstanding shares of our common stock, for $3,541. We also purchased the website from him for $4,330 on December 12, 2006.

As at September 15, 2008, we were indebted to Roger Williams, our former President, Secretary, Treasurer and Director, and a holder of 50.06% of issued and outstanding shares of our common stock, in the amount of $4,059 and to Michael McFadyen, our former Vice President, Director of Sales and Director, and a holder of 18.32% of issued and outstanding shares of our common stock, in the amount of $8,879. Our indebtedness to Mr. Williams and Mr. McFadyen is non-interest bearing, unsecured, and due on demand. The largest amount of principal outstanding for the years ended May 31, 2008 and 2007 was $4,059 for Mr. Williams and $8,879 for McFadyen. We have not repaid any amount of principal to Mr. Williams or Mr. McFadyen.

Also Mr. Williams provided management services and office premises to us at no charge. The donated services are valued at $2,000 per month and office premises are valued at $250 per month. During the period from November 15, 2006 (date of inception) to May 31, 2008, $35,000 in donated services and $4,375 in donated rent were charged to operations and recorded as donated capital.

Director Independence

We currently act with one director, Simon Au. As Mr. Au is our President, he is not an “independent director” as the term is used in section 803 of the Amex Company Guide.

Item 13. Exhibits

Exhibits required by Item 601 of Regulation S-B

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

10.3	Letter of Intent between Conversational Computing Corporation dated August 1, 2008 (incorporated by reference on Form 8-K filed on August 18, 2008)

10.4	Merger Term Sheet between Conversational Computing Corporation dated August 1, 2008 (incorporated by reference on Form 8-K filed on August 18, 2008)

21	Subsidiary of Here Enterprises, Inc.:

Here Network Corp., a British Columbia Corporation

31*	Section 302 Certification of Simon Au

32*	Section 906 Certification of Simon Au

* Filed herewith.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed in the most recently completed fiscal years ended May 31, 2008 and 2007 for professional services rendered by Manning Elliott LLP for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by Manning Elliott LLP in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2008	May 31, 2007
Audit Fees	$21,360	Nil
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$21,360	Nil

Our board of directors, which acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board or directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the Securities and Exchange Commission's rules on auditor independence.

The board of directors has considered the nature and amount of the fees billed by Manning Elliott LLP and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Manning Elliott LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERE ENTERPRISES, INC.

/s/ Simon Au
By: Simon Au
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Dated: September 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Simon Au
By: Simon Au
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Dated: September 15, 2008