Form 10-Q
period 2008-08-31
HERE ENTERPRISES, INC.
filed 2008-10-15
CIK 1411846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number: 000-52951

HERE ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2908 – 30 Harrison Garden Blvd., Toronto, Ontario, Canada M2N 7A9
(Address of principal executive offices) (zip code)

(416) 704-0105
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of October 14, 2008, there were 8,190,000 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the three months ended August 31, 2008 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Here Enterprises, Inc.
(A Development Stage Company)
August 31, 2008

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	August 31,	May 31,
	2008	2008
	$	$
	(unaudited)
Current Assets
Cash	5,504	9,628
Accounts receivable	2,299	2,115
Prepaid expenses	-	-
Total Current Assets	7,803	11,743
Property and equipment (Note 3)	2,131	2,565
Website (Note 4)	10,039	12,042
Total Assets	19,973	26,350

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	2,360	2,897
Accrued liabilities	8,098	–
Due to related parties (Note 5(a))	10,353	12,938
Total Current Liabilities	20,811	15,835
Nature of Operations and Continuance of Business (Note 1)
Stockholders’ Equity (Deficit)
Common stock
Authorized: 75,000,000 shares, par value $0.001
Issued and outstanding: 8,190,000 shares	8,190	8,190
Additional paid-in capital	72,810	72,810
Donated capital (Note 5(b))	46,125	39,375
Accumulated other comprehensive income	76	420
Deficit accumulated during the development stage	(128,039)	(110,280)
Total Stockholders’ Equity (Deficit)	(838)	10,515
Total Liabilities and Stockholders’ Equity (Deficit)	19,973	26,350

(The accompanying notes are an integral part of these financial statements)

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from
	November 15,	Three	Three
	2006	Months	Months
	(Date of Inception)	Ended	Ended
	to August 31,	August 31,	August 31,
	2008	2008	2007
	$	$	$

Revenue	14,961	1,694	2,622

Operating Expenses

Amortization	7,449	1,656	886
General and administrative (Note 5(b))	135,551	17,797	28,489

Total Operating Expenses	143,000	19,453	29,375

Net Loss	(128,039)	(17,759)	(26,753)

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	76	(344)	52

Comprehensive Loss	(127,963)	(18,103)	(26,701)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding – Basic and Diluted		8,190,000	8,190,000

(The accompanying notes are an integral part of these financial statements)

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Three	Three
	Months	Months
	Ended	Ended
	August 31,	August 31,
	2008	2007
	$	$

Operating Activities

Net loss for the period	(17,759)	(26,753)

Adjustments to reconcile net loss to net cash used in
operating activities:

Amortization	1,656	886
Donated services and rent	6,750	6,750

Changes in operating assets and liabilities:

Accounts receivable	(184)	(983)
Prepaid expenses	–	2,500
Accounts payable	(537)	–
Accrued liabilities	8,098	5,625
Due to related parties	(2,585)	162

Net Cash Used In Operating Activities	(4,561)	(11,813)

Investing Activities

Website development costs	–	(994)

Net Cash Used in Investing Activities	–	(994)

Effect of Exchange Rate Changes on Cash	437	(69)

Change in Cash	(4,124)	(12,876)

Cash, Beginning of Period	9,628	79,647

Cash, End of Period	5,504	66,771

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of August 31, 2008, the Company has generated minimal revenue, has a working capital deficit of $13,008, and has incurred losses from operations of $128,039 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the period ended August 31, 2008 and 2007, revenue from a single customer represented 100% of total revenue. As at August 31, 2008 and 2007, 100% of accounts receivable is with this customer.

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

The functional currency of the Subsidiary is the Canadian dollar. The financial statements of the Subsidiary are translated to United States dollars under the current rate method in accordance with SFAS No. 52 “Foreign Currency Translation”. Under the current rate method, all assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders’ equity. A cumulative translation adjustment of $76 as of August 31, 2008 has been included in accumulated other comprehensive income in the accompanying consolidated balance sheet.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at August 31, 2008 and 2007, the Company’s only component of comprehensive loss consisted of foreign currency translation adjustments.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk – management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB NO. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available- for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not expected have a material effect on the Company's financial statements.

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

3.	Property and Equipment

				May 31,
		August 31, 2008		2008
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Computer hardware	3,122	1,387	1,735	2,116
Furniture and equipment	541	145	396	449

	3,663	1,532	2,131	2,565

4.	Website

	August 31,	May 31,
	2008	2008
	$	$

Website	15,764	16,722
Less: Accumulated amortization	(5,725)	(4,680)

Net Carrying Value	10,039	12,042

The following is the estimated annual amortization expense for each of the next three years:

$

Remainder of 2009	3,941
2010	5,255
2011	843

10,039

5.	Related Party Transactions

	a)	As at Aug 31, 2008, the Company was indebted to the directors of the Company in the amount of $10,353 (May 31, 2008 - $12,938), which is non-interest bearing, unsecured, and due on demand.

b)

The President of the Company provided management services and office premises to the Company at no charge. The donated services are valued at $2,000 per month and office premises are valued at $250 per month. For the three month period ended August 31, 2008, $6,000 (2008 - $6,000) in donated services and $750 (2008 - $750) in donated rent were charged to operations and recorded as donated capital.

F–8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Through our subsidiary Here Network Corp., we operate a website dining guide at www.dinehere.ca called Dine Here. The website contains restaurant listings for British Columbia including Greater Vancouver, Victoria and Whistler. Visitors can view restaurant information for many of the restaurants in the cities covered including user contributed reviews that have a title, description of their experience and ratings for categories including food, service, ambiance and an overall rating. Internet visitors can also register at the website and submit reviews on any restaurant or add new restaurant listings.

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

We are currently developing a new version of the website for Dine Here. With the development of the new website, we intend to add a new source of revenue by offering direct advertising to businesses. The direct advertising is planned to work differently than Google Adsenses. Instead of being based on performance using a pay per click model, the direct advertising is planned to be impression-based and charged on the number of times the ads are displayed.

Website

Our website is hosted on a dedicated server rented to Here Network Corp. on a month to month basis by Superb Internet Corporation. Superb charges a monthly fee of $282.45. The server is hosted in Seattle, Washington. We retained Wickle Media Corp. of Vancouver, Canada to complete the development of the new website for $2,000, to be paid in full upon completion. We expect to launch the new website on March 31, 2009.

Results of Operations

Three Months Summary

	Three Months Ended August 31,
	2008	2007
Revenue	$1,694	$2,622
Operating Expenses	$19,453	$29,375
Net Loss	$(17,759)	$(26,753)

For the three months ended August 31, 2008, we generated revenues of $1,694 and incurred operating expenses of $19,453 as compared to revenues of $2,622 and operating expenses of $29,375 for the three months ended August 31, 2007. The decrease in revenues was primarily attributable to less advertising and competition for advertising on the website lowering the advertising rates paid. The decrease in operating expenses was primarily attributable to lower auditing and legal fees incurred. As a result, for the three months ended August 31, 2008, we suffered net loss of $17,759 as compared to net loss of $26,753 for the three months ended August 31, 2007.

Liquidity and Capital Resources

Working Capital

	At August 31,	At May 31,
	2008	2008
Current assets	$7,803	$11,743
Current liabilities	20,811	15,835
Working capital (deficiency)	$(13,008)	$(4,092)

At August 31, 2008, we had cash of $5,504 and a working capital deficit of $13,008 as compared to cash of $9,628 and working capital deficit of $4,092 at May 31, 2008. We have suffered net losses since inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our director and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our cash will not be sufficient to meet our working capital requirements for the next twelve month period. We plan to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our funding requirements for the next twelve months primarily through future debt or equity financing. There is no assurance that we will be able to obtain further funds required for our continued working capital requirements. If we are not able to obtain additional funds on a timely basis, we will be unable to conduct our operations as planned. In such event, we will be forced to scale down or perhaps even cease our operations.

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

Off-Balance Sheet Arrangements

As of August 31, 2008, we had no off-balance sheet arrangements.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk – management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on our financial statements.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not expected have a material effect on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being August 31, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer, and principal accounting officer).

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

Based upon that evaluation, our president concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director and officer or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

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

We incurred a net loss of $128,039 for the period from November 15, 2006 (date of inception) to August 31, 2008. On August 31, 2008, we had cash of $5,504. Should we require additional funding, we intend to raise the money required to fund our operations from the sale of our equity securities; however, there can be no assurance that we will be able to do so. Because we have generated minimal revenues and have incurred a loss from operations since our inception, our independent auditors included an explanatory paragraph in their report dated September 11, 2008, regarding the substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERE ENTERPRISES, INC.

By:   /s/ Simon Au
         Simon Au
         President, Secretary, Treasurer and Director
         (Principal Executive Officer, Principal Financial Officer
         and Principal Accounting Officer)
         Dated: October 15, 2008