Form 10-Q
period 2008-11-30
HERE ENTERPRISES, INC.
filed 2009-01-14
CIK 1411846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

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
Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of January 14, 2009, there were 8,190,000 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the three months ended November 30, 2008 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Here Enterprises, Inc.
(A Development Stage Company)
November 30, 2008

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	November 30,	May 31,
	2008	2008
	$	$
	(Unaudited)
Current Assets
Cash	23,101	9,628
Accounts receivable	1,143	2,115
Total Current Assets	24,244	11,743
Property and equipment (Note 3)	1,572	2,565
Website (Note 4)	7,442	12,042
Total Assets	33,258	26,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	6,769	2,897
Accrued liabilities	12,865	–
Due to related parties (Note 5(a))	8,929	12,938
Total Current Liabilities	28,563	15,835
Loan Payable (Note 6)	30,000	–
Total Liabilities	58,563	15,835
Nature of Operations and Continuance of Business (Note 1)
Stockholders’ Equity
Common stock
Authorized: 75,000,000 shares, par value $0.001
Issued and outstanding: 8,190,000 shares	8,190	8,190
Additional paid-in capital	72,810	72,810
Donated capital (Note 5(b))	52,875	39,375
Accumulated other comprehensive income	1,401	420
Deficit accumulated during the development stage	(160,581)	(110,280)
Total Stockholders’ Equity	(25,305)	10,515
Total Liabilities and Stockholders’ Equity	33,258	26,350

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	November 15,	Six	Six	Three	Three
	2006	Months	Months	Months	Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to November 30,	November 30,	November 30,	November 30,	November 30,
	2008	2008	2007	2008	2007
	$	$	$	$	$
Revenue	16,708	3,441	5,485	1,747	2,863
Operating Expenses
Amortization	8,923	3,130	2,102	1,474	1,216
General and administrative (Note 5(b))	168,366	50,612	66,806	32,815	38,317
Total Operating Expenses	177,289	53,742	68,908	34,289	39,533
Net Loss	(160,581)	(50,301)	(63,423)	(32,542)	(36,670)
Other Comprehensive Income
Foreign currency translation adjustments	1,401	981	365	1,325	313
Comprehensive Loss	(159,180)	(49,320)	(63,058)	(31,217)	(36,357)
Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)	–	–
Weighted Average Shares Outstanding – Basic and
Diluted		8,190,000	8,190,000	8,190,000	8,190,000

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Six	Six
	Months	Months
	Ended	Ended
	November 30,	November 30,
	2008	2007
	$	$
Operating Activities
Net loss for the period	(50,301)	(63,423)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Amortization	3,130	2,101
Donated services and rent	13,500	13,500
Changes in operating assets and liabilities:
Accounts receivable	972	(1,216)
Prepaid expenses	–	2,500
Accounts payable	3,872	11,551
Accrued liabilities	12,865	352
Due to related parties	(4,009)	1,217
Net Cash Provided By (Used In) Operating Activities	(19,971)	(33,418)
Investing Activities
Website development costs	–	(3,320)
Net Cash Used in Investing Activities	–	(3,320)
Financing Activities
Loan Payable	30,000	–
Net Cash Provided by Financing Activities	30,000	–
Effect of Exchange Rate Changes on Cash	3,444	(290)
Change in Cash	13,473	(37,028)
Cash, Beginning of Period	9,628	79,647
Cash, End of Period	23,101	42,619
Non-cash Investing and Financing Activities
Property and equipment acquired from a related party	–	–
Website acquired from a related party	–	–
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of November 30, 2008, the Company has generated minimal revenue, has a working capital deficit of $4,319, and has incurred losses from operations of $160,581 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the period ended November 30, 2008 and 2007, revenue from a single customer represented 100% of total revenue. As at November 30, 2008 and 2007, 100% of accounts receivable are due from this customer.

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

The functional currency of the Subsidiary is the Canadian dollar. The financial statements of the Subsidiary are translated to United States dollars under the current rate method in accordance with SFAS No. 52 “Foreign Currency Translation”. Under the current rate method, all assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders’ equity. A cumulative translation adjustment of $1,401 as of November 30, 2008 has been included in accumulated other comprehensive income in the accompanying consolidated balance sheet.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at November 30, 2008, the Company’s only component of comprehensive loss consisted of foreign currency translation adjustments.

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

(l)	Recently Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available- for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The Company adopted the statement for its fiscal year commencing June 1, 2008. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company adopted the statement for its fiscal year commencing June 1, 2008. The adoption of this statement did not have a material effect on the Company's financial statements.

F–7

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

3.	Property and Equipment

				May 31,
	November 30, 2008			2008
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Computer hardware	2,662	1,405	1,257	2,116
Furniture and equipment	462	147	315	449

	3,124	1,552	1,572	2,565

4.	Website

	November 30,	May 31,
	2008	2008
	$	$

Website	13,445	16,722
Less: Accumulated amortization	(6,003)	(4,680)

Net Carrying Value	7,442	12,042

The following is the estimated annual amortization expense for each of the next three years:

$

Remainder of 2009	1,344
2010	5,255
2011	843

7,4429

5.	Related Party Transactions

a)	As at November 30, 2008, the Company was indebted to the directors of the Company in the amount of $8,929 (May 31, 2008 - $12,953), which is non-interest bearing, unsecured, and due on demand.

b)

The President of the Company provided management services and office premises to the Company at no charge. The donated services are valued at $2,000 per month and office premises are valued at $250 per month. For the six month period ended November 30, 2008, $12,000 (Six months ended November 30, 2007 - $12,000) in donated services and $1,500 (Six months ended November 30, 2007 - $1,500) in donated rent were charged to operations and recorded as donated capital.

6	Loan Payable

As at October 8, 2008, the Company is indebted to an unrelated company for $30,000 which bears interest of 20% per annum, is unsecured and repayable on demand.

F–8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” beginning on page 9 below, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Overview

We were incorporated in the State of Nevada on November 15, 2006. Our wholly-owned subsidiary, Here Network Corp., was incorporated in the Province of British Columbia on December 12, 2006. We commenced business operations with the acquisition of www.dinehere.ca on December 12, 2006.

Through our subsidiary Here Network Corp., we operate a website dining guide at www.dinehere.ca called Dine Here. The website contains restaurant listings for British Columbia, Canada including Greater Vancouver, Victoria and Whistler. Visitors can view restaurant information for many of the restaurants in the cities covered including user contributed reviews that have a title, description of their experience and ratings for categories including food, service, ambiance and an overall rating. Internet visitors can also register at the website and submit reviews on any restaurant or add new restaurant listings.

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

Sources of Revenue

We currently have one source of revenue that consists of Google Adsense advertisements. Google Adsense is an advertising solution for web publishers such as Dine Here. The web publisher agrees to place text advertisements on their website in return for a 50-50 split of all revenue derived from the advertising placed on the website.

Revenue is accrued when visitors click on advertisements on a pay per click basis. Google Adsense has a sophisticated, contextual advertisement serving system that allows them to target advertisements on Dine Here to serve only those that relate geographically or match the theme of the website. Advertisers using Google Adsense generally include local newspapers, phone book companies, restaurants, other local businesses or anyone else that pays for this marketing service. The advertisements are served within the text-based content of the site and can include up to three advertisements depending on the web page. Google Adsense pays its publishers by corporate check on a monthly basis at the end of the month, for the previous month. This is paid in US dollars and delivered by mail.

We are currently developing a new version of the website for Dine Here. With the development of the new website, we intend to add a new source of revenue by offering direct advertising to businesses. The direct advertising is planned to work differently than Google Adsense. Instead of being based on performance using a pay per click model, the direct advertising is planned to be impression-based and charged on the number of times the advertisements are displayed.

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

Results of Operations

Three Months Summary

	Three Months Ended	Three Months Ended
	November 30, 2008	November 30, 2007
Revenue	$1,747	$2,863
Operating Expenses	$34,289	$39,533
Net Loss	$(32,542)	$(36,670)

For the three months ended November 30, 2008, we generated revenues of $1,747 and incurred operating expenses of $34,289 as compared to revenues of $2,863 and operating expenses of $39,533 for the three months ended November 30, 2007. The decrease in revenues was primarily attributable to less advertising and increased competition for advertising on the website lowering the advertising rates paid. The decrease in operating expenses was primarily attributable to lower auditing and legal fees incurred. As a result, for the three months ended November 30, 2008, we suffered net loss of $32,542 as compared to net loss of $36,670 for the three months ended November 30, 2007.

Liquidity and Capital Resources

Working Capital

	At November 30,	At May 31,
	2008	2008
Current assets	$24,244	$11,743
Current liabilities	28,563	15,835
Working capital (deficiency)	$(4,319)	$(4,092)

At November 30, 2008, we had cash of $23,101 and a working capital deficit of $4,319 as compared to cash of $9,628 and working capital deficit of $4,092 at August 31, 2008. We have suffered net losses since inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our director and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

On October 8, 2008, we issued to Mountain Equity Ltd., a demand promissory note in the amount of $30,000. The promissory note is repayable on demand, and will accrue interest at the rate of 20% per annum on the principal amount remaining unpaid, after as well as before demand or maturity or default occurs. If we fail to pay the principal amount of the promissory note or any interested thereon upon demand, then the entire unpaid principal and all accrued and unpaid interest becomes payable immediately.

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

Off-Balance Sheet Arrangements

As of November 30, 2008, we had no off-balance sheet arrangements.

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

Our company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to our company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce its exposure to foreign currency risk.

Financial instruments that potentially subject our company to a concentration of credit risk consist primarily of cash and accounts receivable. Our company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. Our company does not require collateral and establishes an allowance for doubtful accounts based on the age of the receivable and the specific identification of receivables our company considers at risk.

For the period ended November 30, 2008 and 2007, revenue from a single customer represented 100% of total revenue. As at November 30, 2008 and 2007, 100% of accounts receivable are due from this customer.

Property and Equipment

Property and equipment are recorded at cost. Amortization has been provided using the following rates and methods:

Computer hardware	3 years straight-line
Furniture and office equipment	5 years straight-line

Website

Our company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force No. 00-2, “Accounting for Website Development Costs”.

Our company acquired its website from a third party. Our company is capitalizing costs of computer software obtained for internal use in web design and network operations. These capitalized costs will be amortized based on their estimated useful life over three years. Payroll and related costs will not be capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content will be expensed as incurred.

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

Foreign Currency Translation

The functional currency of our Subsidiary is the Canadian dollar. The financial statements of our Subsidiary are translated to United States dollars under the current rate method in accordance with SFAS No. 52 “Foreign Currency Translation”. Under the current rate method, all assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders’ equity. A cumulative translation adjustment of $1,401 as of November 30, 2008 has been included in accumulated other comprehensive income in the accompanying consolidated balance sheet.

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

Earnings (Loss) per Share

Our company computes earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB NO. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141 (revised 2007) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. Our company adopted this statement for its fiscal year commencing June 1, 2008. The adoption of this statement did not have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. Our company adopted the statement for its fiscal year commencing June 1, 2008. The adoption of this statement did not expected have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer, and principal accounting officer).

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. The design of a control system is also based upon certain assumptions about potential future conditions; over time, currently implemented controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the applicable time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures which are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director and officer or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

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

We incurred a net loss of $160,581 for the period from November 15, 2006 (date of inception) to November 30, 2008. On November 30, 2008, we had cash of $23,101. Should we require additional funding, we intend to raise the money required to fund our operations from the sale of our equity securities; however, there can be no assurance that we will be able to do so. Because we have generated minimal revenues and have incurred a loss from operations since our inception, our independent auditors included an explanatory paragraph in their report dated September 11, 2008, regarding the substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On October 8, 2008, we issued to Mountain Equity Ltd., a demand promissory note in the amount of $30,000. The promissory note is not subject to any specific repayment terms, and will accrue interest at the rate of 20% per annum on the principal amount remaining unpaid, after as well as before demand or maturity or default occurs.

If we fail to pay the principal amount of the promissory note or any interested thereon upon demand, then the entire unpaid principal and all accrued and unpaid interest becomes payable immediately.

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

10.3*	Promissory Note dated October 8, 2008 issued by our company to Mountain Equity Ltd. in the amount of $30,000.

21	Subsidiary of Here Enterprises, Inc.: Here Network Corp., a British Columbia Corporation

31.1*	Section 302 Certification of Simon Au

32.1*	Section 906 Certification of Simon Au

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
Dated: January 14, 2009