Form 10-Q
period 2009-02-28
HERE ENTERPRISES, INC.
filed 2009-04-14
CIK 1411846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

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

Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 8,190,000 shares of common stock outstanding as of April 14, 2009.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the nine months ended February 28, 2009 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Here Enterprises, Inc.
(A Development Stage Company)
February 28, 2009

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	February 28,	May 31,
	2009	2008
	$	$
	(Unaudited)
Current Assets
Cash	5,656	9,628
Accounts receivable	660	2,115
Total Current Assets	6,316	11,743
Property and equipment (Note 3)	1,280	2,565
Website (Note 4)	6,095	12,042
Total Assets	13,691	26,350

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	9,013	2,897
Accrued liabilities	2,351	–
Due to related parties (Note 5(a))	8,633	12,938
Total Current Liabilities	19,997	15,835
Note Payable (Note 6)	30,000	–
Total Liabilities	49,997	15,835
Nature of Operations and Continuance of Business (Note 1)
Stockholders’ Equity (Deficit)
Common stock
Authorized: 75,000,000 shares, par value $0.001
Issued and outstanding: 8,190,000 shares	8,190	8,190
Additional paid-in capital	72,810	72,810
Donated capital (Note 5(b))	59,625	39,375
Accumulated other comprehensive income	644	420
Deficit accumulated during the development stage	(177,575)	(110,280)
Total Stockholders’ Equity (Deficit)	(36,306)	10,515
Total Liabilities and Stockholders’ Equity (Deficit)	13,691	26,350

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	November 15,	Nine	Nine	Three	Three
	2006	Months	Months	Months	Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to February 28,	February 28,	February 29,	February 28,	February 29,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	18,075	4,808	7,640	1,367	2,155
Operating Expenses
Amortization	10,299	4,506	3,357	1,376	1,255
General and administrative (Note 5(b))	185,351	67,597	85,648	16,985	18,842
Total Operating Expenses	195,650	72,103	89,005	18,361	20,097
Net Loss	(177,575)	(67,295)	(81,365)	(16,994)	(17,942)
Other Comprehensive Income
Foreign currency translation adjustments	644	224	276	(757)	(89)
Comprehensive Loss	(176,931)	(67,071)	(81,089)	(17,751)	(18,031)
Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)	–	–
Weighted Average Shares Outstanding – Basic and
Diluted		8,190,000	8,190,000	8,190,000	8,190,000

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Nine	Nine
	Months	Months
	Ended	Ended
	February 28,	February 29,
	2009	2008
	$	$
Operating Activities
Net loss for the period	(67,295)	(81,365)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Amortization	4,506	3,357
Donated services and rent	20,250	20,250
Changes in operating assets and liabilities:
Accounts receivable	1,455	(942)
Prepaid expenses	–	2,500
Accounts payable	6,116	1,707
Accrued liabilities	2,351	(2,399)
Due to related parties	(4,305)	1,860
Net Cash Used In Operating Activities	(36,922)	(55,032)
Investing Activities
Website development costs	–	(4,017)
Net Cash Used in Investing Activities	–	(4,017)
Financing Activities
Loan payable	30,000	–
Net Cash Provided by Financing Activities	30,000	–
Effect of Exchange Rate Changes on Cash	2,950	(548)
Change in Cash	(3,972)	(59,597)
Cash, Beginning of Period	9,628	79,647
Cash, End of Period	5,656	20,050
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of February 28, 2009, the Company has generated minimal revenue, has a working capital deficit of $13,681, and has incurred losses from operations of $177,575 since inception. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary debt and equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The fair values of financial instruments which include cash, accounts receivable, accounts payable, and amounts due to related parties were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

The Company’s operations are in Canada and virtually all of its assets and liabilities give rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

For the nine-month periods ended February 28, 2009 and February 29, 2008, revenue from a single customer represented 100% of total revenue. As at February 28, 2009 and February 29, 2008, 100% of accounts receivable is are due from this customer.

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

The functional currency of the Subsidiary is the Canadian dollar. The financial statements of the Subsidiary are translated to United States dollars under the current rate method in accordance with SFAS No. 52 “Foreign Currency Translation”. Under the current rate method, all assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the period. The effect of this translation is recorded in a separate component of stockholders’ equity.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at February 28, 2009, the Company’s only component of comprehensive loss consisted of foreign currency translation adjustments.

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

	m)	Recently Issued Accounting Pronouncements

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

F–6

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

m)	Recently Issued Accounting Pronouncements (Continued)

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

n)	Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In October 2008, the FASB issued FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Effective June 1, 2008, the Company adopted the measurement and disclosure requirements related to financial assets and financial liabilities. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s results of operations or the fair values of its financial assets and liabilities.

FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”) delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal 2010. The Company is currently assessing the impact that the application of SFAS 157 to nonfinancial assets and liabilities will have on its results of operations and financial position.

F–7

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

n)	Recently Adopted Accounting Pronouncements (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Effective June 1, 2008, the Company adopted SFAS 159, but the Company has not elected the fair value option for any eligible financial instruments as of February 28, 2009.

3.	Property and Equipment

	February 28, 2009			May 31, 2008
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Computer hardware	2,567	1,569	998	2,116
Furniture and equipment	445	163	282	449

	3,012	1,732	1,280	2,565

4.	Website

	February 28,	May 31,
	2009	2008
	$	$

Website	12,964	16,722
Less: Accumulated amortization	(6,869)	(4,680)

	6,095	12,042

5.	Related Party Transactions

	a)	As at February 28, 2009, the Company was indebted to two former directors of the Company in the amount of $8,633 (May 31, 2008 - $12,938), which is non-interest bearing, unsecured, and due on demand.

b)

The President of the Company provides management services and office premises to the Company at no charge. The donated services are valued at $2,000 per month and office premises are valued at $250 per month. For the nine-month period ended February 28, 2009, $18,000 (February 29, 2008 - $18,000) in donated services and $2,250 (February 29, 2008 - $2,250) in donated rent were charged to operations and recorded as donated capital.

6.	Note Payable

On October 8, 2008, the Company issued a promissory note to an unrelated company in exchange for $30,000. The promissory note bears interest at 20% per annum, is unsecured and repayable on demand.

F–8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” beginning on page 10 below, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Website

Our website is hosted on a dedicated server rented to Here Network Corp. on a month to month basis by Superb Internet Corporation. Superb charges a monthly fee of $282.45. The server is hosted in Seattle, Washington. We retained Wickle Media Corp. of Vancouver, Canada to complete the development of the new website for $2,000, to be paid in full upon completion. We expect to launch the new website on August 31, 2009.

Results of Operations

The following table summarizes our operating results for the three and nine months ended February 28, 2009 and February 29, 2008:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Revenue	$1,367	$2,155	$4,808	$7,640
Operating Expenses	$18,361	$20,097	$72,103	$89,005
Net Loss	$16,994	$17,942	$67,295	$81,365

Three Months Ended February 28, 2009 and February 29, 2008

For the three months ended February 28, 2009, we generated revenues of $1,367 and incurred operating expenses of $18,361 as compared to revenues of $2,155 and operating expenses of $20,097 for the three months ended February 29, 2008. The decrease in revenues was primarily attributable to less advertising and increased competition for advertising on the website lowering the advertising rates paid. The decrease in operating expenses was primarily attributable to lower auditing and legal fees incurred. As a result, for the three months ended February 28, 2009, we suffered net loss of $16,994 as compared to net loss of $17,942 for the three months ended February 29, 2008.

Nine Months Ended February 28, 2009 and February 29, 2008

For the nine months ended February 28, 2009, we generated revenues of $4,808 and incurred operating expenses of $72,103 as compared to revenues of $7,640 and operating expenses of $89,005 for the nine months ended February 29, 2008. The decrease in revenues was primarily attributable to less advertising and increased competition for advertising on the website lowering the advertising rates paid. The decrease in operating expenses was primarily attributable to lower auditing and legal fees incurred. As a result, for the nine months ended February 28, 2009, we suffered net loss of $67,295 as compared to net loss of $81,365 for the nine months ended February 29, 2008.

Liquidity and Capital Resources

Working Capital

	At February 28,	At May 31,
	2009	2008
Current assets	$6,316	$11,743
Current liabilities	19,997	15,835
Working capital (deficiency)	$(13,681)	$(4,092)

At February 28, 2009, we had cash of $5,656 and a working capital deficit of $13,681 as compared to cash of $9,628 and working capital deficit of $4,092 at May 31, 2008. We have suffered net losses since inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our director and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.

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

Going Concern

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Financial Instruments and Concentrations

The fair values of financial instruments which include cash, accounts receivable, accounts payable, and amounts due to related parties were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

Our operations are in Canada and virtually all of our assets and liabilities give rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to our operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, we do not use derivative instruments to reduce our exposure to foreign currency risk.

Financial instruments that potentially subject our company to a concentration of credit risk consist primarily of cash and accounts receivable. We limit our exposure to credit loss by placing our cash with high credit quality financial institutions. We do not require collateral and establish an allowance for doubtful accounts based on the age of the receivable and the specific identification of receivables we consider at risk.

For the nine-month periods ended February 28, 2009 and February 29, 2008, revenue from a single customer represented 100% of total revenue. As at February 28, 2009 and February 29, 2008, 100% of accounts receivable is due from this customer.

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

Foreign Currency Translation

The functional currency of our subsidiary is the Canadian dollar. The financial statements of our subsidiary are translated to United States dollars under the current rate method in accordance with SFAS No. 52 “Foreign Currency Translation”. Under the current rate method, all assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the period. The effect of this translation is recorded in a separate component of stockholders’ equity.

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

Earnings (Loss) per Share

We compute earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In October 2008, the FASB issued FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Effective June 1, 2008, we adopted the measurement and disclosure requirements related to financial assets and financial liabilities. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on our results of operations or the fair values of its financial assets and liabilities.

FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”) delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal 2010. We are currently assessing the impact that the application of SFAS 157 to nonfinancial assets and liabilities will have on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Effective June 1, 2008, we adopted SFAS 159, but we have not elected the fair value option for any eligible financial instruments as of February 28, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer, and principal accounting officer).

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

We have not generated significant revenues since our inception on November 15, 2006. Since we are still in the early stages of an operating company and because of the lack of operating history, we will, in all likelihood, continue to incur operating expenses without significant revenues until our website gains significant popularity. Our primary source of funds has been the sale of our common stock and promissory note. We cannot assure that we will be able to generate enough interest in our website. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We incurred a net loss of $177,575 for the period from November 15, 2006 (date of inception) to February 28, 2009. On February 28, 2009, we had cash of $5,656. Should we require additional funding, we intend to raise the money required to fund our operations from the sale of our equity or debt securities; however, there can be no assurance that we will be able to do so. Because we have generated minimal revenues and have incurred a loss from operations since our inception, our independent auditors included an explanatory paragraph in their report dated September 11, 2008, regarding the substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

We plan to add new cities to our dining website directory after the new website is launched. Over the next 12 months, we plan on adding 3 new cities including Calgary, Toronto and Montreal. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

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

There has been a limited trading market for shares of our common stock on the OTC Bulletin Board. As a result, our stockholder may find it difficult to dispose of, or to obtain accurate quotations of the price of, shares of our common stock. This severely limits the liquidity of shares of our common stock and has a material adverse effect on the market price for shares of our common stock and on our ability to raise additional capital. An active public market for shares of our common stock may not develop, or if one should develop, it may not be sustained, and as a result, investors may not be able to resell shares of our common stock that they have purchased and may lose all of their investment

We do not intend to pay dividends on any investment in the shares of our common stock.

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

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our common stock. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Because we can issue additional shares of common stock, our stockholders may experience dilution.

We are authorized to issue up to 75,000,000 shares of common stock, of which 8,190,000 are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed on September 10, 2007, as amended)

3.2	Bylaws (incorporated by reference from our registration statement on Form SB-2 filed on September 10, 2007, as amended)

3.3	Amended Bylaws (incorporated by reference from our registration statement on Form SB-2 filed on September 10, 2007, as amended)

10.1	Agreement between Superb Internet Connection and our company (incorporated by reference from our registration statement on Form SB-2 filed on September 10, 2007, as amended)

10.2	Form of Subscription Agreement used in the private placements that closed on April 15, 2007 between our company and 32 investors (incorporated by reference from our registration statement on Form SB-2 filed on September 10, 2007, as amended)

10.3	Promissory Note dated October 8, 2008 issued by our company to Mountain Equity Ltd. in the amount of $30,000 (incorporated by reference from our quarterly report on Form 10-Q filed on January 14, 2009)

21.1	Subsidiary of Here Enterprises, Inc.: Here Network Corp., a British Columbia Corporation

31.1	Section 302 Certification of Simon Au

32.1	Section 906 Certification of Simon Au

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to signed on its behalf by the undersigned thereunto duly authorized.

HERE ENTERPRISES, INC.

By:	/s/ Simon Au
Simon Au
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Date: April 14, 2009