Form 10-K
period 2009-05-31
HERE ENTERPRISES, INC.
filed 2009-08-31
CIK 1411846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 000-52951

HERE ENTERPRISES, INC.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2908 – 30 Harrison Garden Blvd.,
Toronto, Ontario, Canada	M2N 7A9
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code (416) 704-0105

Securities registered under Section 12(b) of the Exchange Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T

(§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to
submit and post such files). Yes [   ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)
is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X]    No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
$9,065,000 (computed by reference to the closing price of $3.50 per share on September 8, 2009)

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 8,190,000 shares of common stock issued and outstanding as of August 27, 2009

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I,
Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.
The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not applicable.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” beginning on page 8 below, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

PART I

Item 1. Business.

Corporate History

We were incorporated in the State of Nevada on November 15, 2006. Our wholly-owned subsidiary, Here Network Corp., was incorporated in the Province of British Columbia on December 12, 2006. We commenced business operations with the acquisition of dinehere.ca on December 12, 2006.

On August 1, 2008, we and Conversational Computing Corporation, a private Washington state based corporation, signed a letter of intent for our company to acquire Conversational Computing Corporation through a share exchange. If the transactions contemplated by the letter of intent were completed, Conversational Computing Corporation would have become our wholly owned subsidiary. This letter of intent expired and we are not pursuing these transactions.

On May 15, 2009, we, certain significant shareholders of our company, and Magnolia Solar, Inc. entered into a memorandum of understanding with respect to the potential acquisition by Magnolia of a majority interest in our company. The memorandum of understanding contemplates that pursuant to a mutually satisfactory definitive agreement between the parties, Magnolia will acquire a majority interest in the issued and outstanding common stock of our company from our company and certain significant shareholders of our company for $300,000. The purchase price of $300,000 is contemplated to be raised by Midtown Partners as part of its $1,500,000 bridge funding.

The parties agreed to use their best efforts to negotiate in good faith the definitive agreement, which is contemplated to contain, among other things, the following provisions: (i) at the closing, Magnolia will own a majority of the fully diluted shares of our common stock, with the understanding that post-bridge funding, Magnolia will hold approximately 85% of the issued and outstanding shares on a fully diluted basis. The certain significant shareholders of our company will sell their shares as part of this transaction and new shares will be issued from authorized, leaving a total post-transaction capitalization to be finalized between the parties, in good faith, in the definitive agreement; (ii) we will eliminate all liabilities from our balance sheet and have no ongoing operations as of the closing date; (iii) we will deliver to Magnolia fiscal years 2007 and 2008 audits by an accounting firm accredited with the PCAOB and a member of the SEC practice section; (iv) we will deliver to Magnolia certified transfer sheets

(or make same available through the transfer agent) as well as all corporate books and records and support documents for the audits; and (v) all officers and employees will resign from our company in all current capacities, with no further compensation due under their existing employment agreement.

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

The new logo and design for Dine Here 2.0 was completed by Pixelsplitter Design at a cost of CDN$2,000. A portion of the software development and customization for the new website was performed by As If Productions. We paid As If Productions a total $1,650 on January 30, 2007, representing half of their quotation for services. We were unhappy with the quality of their work and verbally terminated our agreement with As If Productions on June 1, 2007. We subsequently retained Wickle Media Corp of Vancouver who will complete the development for $2,000, to be paid in full upon completion, currently estimated to be August 31, 2009. The useful life of the new website and software is expected to be 3 years.

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

Item 1A. Risk Factors

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

We incurred a net loss of $193,621 for the period from November 15, 2006 (date of inception) to May 31, 2009. On May 31, 2009, we had cash of $7,644. Should we require additional funding, we intend to raise the money required to fund our operations from the sale of our equity securities; however, there can be no assurance that we will be able to do so. Because we have generated minimal revenues and have incurred a loss from operations since our inception, our independent auditors included an explanatory paragraph in their report dated August 4, 2009, regarding the substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

If we fail to file our required filings with the Securities and Exchange Commission in an accurate and timely manner, our common stock may be no longer quoted on the OTC Bulletin Board. If this happens, our stockholders would have difficulty in reselling any of their shares.

If we fail to file our required filings with the Securities and Exchange Commission in an accurate and timely manner, the Financial Industry Regulatory Authority may determine that our common stock is no longer eligible for quotation on the OTC Bulletin Board and remove our common stock from the OTC Bulletin Board quotations. If this happens, then market makers would no longer be able to enter quotations for our common stock through the OTC Bulletin Board and our stockholders would have difficulty in reselling any of their shares.

A prolonged decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could reduce liquidity of our common stock and reduce our ability to raise capital. Because a significant portion of our operations have been and will be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to continue our current operations. If our stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our common stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive and head office is located at 2908 – 30 Harrison Garden Blvd., Toronto, Ontario M2N 7A9, Canada, which is the located residence of our President, Simon Au.

We own the domain names dinehere.ca and dinehere.com. All content on the website including restaurant and reviews are considered copyright. Although Dine Here 2.0 is based on Drupal, an open source software package, it also includes custom modules which are proprietary to Dine Here and that Here Network Corp. owns the copyright to. We have registered the dinehere.ca domain until October 27, 2013 and maintaining the registration costs $14/year thereafter. We have registered the domain www.dinehere.com until February 9, 2010 and maintaining the registration costs $10/year thereafter.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are quoted on the OTC Bulletin Board under the trading symbol “HRTE.OB”. There were very few trades in our common shares. The following quotations obtained from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
May 31, 2009	$0	$0
February 28, 2009	$0	$0
November 30, 2008	$1.01	$0
August 31, 2008	$0	$0
May 31, 2008	$0.75	$0.75
February 29, 2008	$0.20	$0.15

There were no quotations reported for our common shares as reported on the OTC Bulletin Board prior to January 2008. The last sale price of our common shares on July 31, 2009, was $1.01 per share.

There are currently 33 holders of record of our common stock.

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

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 8.

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

Website

Our website is hosted on a dedicated server rented to Here Network Corp. on a month to month basis by Superb Internet Corporation. Superb charges a monthly fee of $282.45. The server is hosted in Seattle, Washington. We retained Wickle Media Corp. of Vancouver, Canada to complete the development of the new website for $2,000, to be paid in full upon completion. We expect to launch the new website on September 30, 2009.

Results of Operations
Year ended May 31, 2009 to May 31, 2008

The following table summarizes our operating results for the years ended May 31, 2009 and 2008:

	Year Ended May 31,
	2009	2008
Revenue	$5,559	$9,749
Operating Expenses	88,900	104,595
Net Loss	$(83,341)	$(94,846)

During the year ended May 31, 2009, we generated revenues of $5,559 and our operating expenses were $88,900 as compared to revenues of $9,749 and operating expenses of $104,595 for the year ended May 31, 2008. The decrease in revenues was caused by lower advertising rates from Google Adsense and a decrease in traffic due to increased competition. The decrease in operating expenses was primarily attributable to the cost of becoming a public company in the United States that was incurred during the year ended May 31, 2008.

General and administrative costs were $83,018 for the year ended May 31, 2008 as compared to $99,777 for the year ended May 31, 2008. The decrease in general and administrative costs was primarily attributable to the cost of becoming a public company in the United States that was incurred during the year ended May 31, 2008.

One of our employees provided management services, valued at $2,000 per month, and office premises, valued at $250 per month, to us at no charge. During the year ended May 31, 2009, $24,000 in these donated services and $3,000 in donated rent were charged to operations as compared to $24,000 in donated services and $3,000 in donated rent for the year ended May 31, 2008.

Liquidity and Capital Resources

Working Capital

	At May 31,	At May 31,
	2009	2008
Current assets	$8,545	$11,743
Current liabilities	62,837	15,835
Working capital (deficiency)	$(54,292)	$(4,092)

As of May 31, 2008, we had cash of $7,644 and a working capital deficit of $54,292 as compared to cash of $9,628 and working capital deficit of $4,092 as of May 31, 2008. We have suffered a net loss from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our director and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

On April 8, 2009, we issued to Minerco Resources, Inc., a promissory note in the amount of $10,000. The promissory note bears no interest and is unsecured. If we fail to pay on demand any payment of principal on the promissory note, then in such event the entire unpaid principal becomes due and payable immediately.

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

Because we have a working capital deficit, have generated minimal revenues, and have incurred losses from operations since inception, in their report on our audited financial statements for the year ended May 31, 2009, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Here Enterprises, Inc.
(A Development Stage Company)
May 31, 2009

F-1

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Here Enterprises, Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Here Enterprises, Inc. (A Development Stage Company) as of May 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and accumulated from November 15, 2006 (Date of Inception) to May 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Here Enterprises, Inc. (A Development Stage Company) as of May 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended, and accumulated from November 15, 2006 (Date of Inception) to May 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit, has generated minimal revenues, and has incurred losses from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “MANNING ELLIOTT LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 4, 2009

F–1

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	May 31,	May 31,
	2009	2008
	$	$

Current Assets

Cash	7,644	9,628

Accounts receivable	901	2,115

Total Current Assets	8,545	11,743

Property and equipment (Note 3)	1,236	2,565

Website (Note 4)	5,936	12,042

Total Assets	15,717	26,350

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	4,670	2,897

Accrued liabilities	8,071	–

Due to related parties (Note 5(a))	10,096	12,938

Short-term loans payable (Note 6)	40,000	–

Total Current Liabilities	62,837	15,835

Nature of Operations and Going Concern (Note 1)
Commitment (Note 8)

Stockholders’ Equity (Deficit)

Common stock
Authorized: 75,000,000 shares, par value $0.001
Issued and outstanding: 8,190,000 shares	8,190	8,190

Additional paid-in capital	72,810	72,810

Donated capital (Note 5(b))	66,375	39,375

Accumulated other comprehensive income (loss)	(874)	420

Deficit accumulated during the development stage	(193,621)	(110,280)

Total Stockholders’ Equity (Deficit)	(47,120)	10,515

Total Liabilities and Stockholders’ Equity (Deficit)	15,717	26,350

(The accompanying notes are an integral part of these consolidated financial statements)

F–2

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)

	Accumulated
	from
	November 15,
	2006
	(Date of	Year	Year
	Inception)	Ended	Ended
	to May 31,	May 31,	May 31,
	2009	2009	2008
	$	$	$

Revenue	18,826	5,559	9,749

Operating Expenses

Amortization	11,675	5,882	4,818
General and administrative (Note 5(b))	200,772	83,018	99,777

Total Operating Expenses	212,447	88,900	104,595

Net Loss	(193,621)	(83,341)	(94,846)

Other Comprehensive Income

Foreign currency translation adjustments	(874)	(1,294)	90

Comprehensive Loss	(194,495)	(84,635)	(94,756)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted		8,190,000	8,190,000

(The accompanying notes are an integral part of these consolidated financial statements)

F–3

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit
For the period from November 15, 2006 (Date of Inception) to May 31, 2009
(expressed in U.S. dollars)

	Common Stock
						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
			Paid-in	Donated	Comprehensive	Development
	Shares	Amount	Capital	Capital	Income (Loss)	Stage	Total
	#	$	$	$	$	$	$
Balance, November 15, 2006
(date of inception)	–	–	–	–	–	–	–
Common stock issued for cash at
$0.001 per share, November 15,
2006	100,000	100	–	–	–	–	100
Common stock issued for cash at
$0.001 per share, March 15, 2007	5,500,000	5,500	49,500	–	–	–	55,000
Common stock issued for cash at
$0.001 per share, April 15, 2007	2,590,000	2,590	23,310	–	–	–	25,900
Donated services and rent	–	–	–	12,375	–	–	12,375
Foreign currency translation	–	–	–	–	330	–	330
Net loss for the period	–	–	–	–	–	(15,434)	(15,434)
Balance, May 31, 2007	8,190,000	8,190	72,810	12,375	330	(15,434)	78,271

Donated services and rent	–	–	–	27,000	–	–	27,000
Foreign currency translation	–	–	–	–	90	–	90
Net loss for the period	–	–	–	–	–	(94,846)	(94,846)
Balance, May 31, 2008	8,190,000	8,190	72,810	39,375	420	(110,280)	10,515

Donated services and rent	–	–	–	27,000	–	–	27,000
Foreign currency translation	–	–	–	–	(1,294)	–	(1,294)
Net loss for the period	–	–	–	–	–	(83,341)	(83,341)
Balance, May 31, 2009	8,190,000	8,190	72,810	66,375	(874)	(193,621)	(47,120)

(The accompanying notes are an integral part of these consolidated financial statements)

F–4

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

	Period From
	November 15,
	2006	Year	Year
	(Date of Inception)	Ended	Ended
	to May 31, 2009	May 31,2009	May 31,2008
	$	$	$
Operating Activities
Net loss for the period	(193,621)	(83,341)	(94,846)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization	11,675	5,882	4,818
Donated services and rent	66,375	27,000	27,000
Changes in operating assets and liabilities:
Accounts receivable	(901)	1,214	(1,274)
Prepaid expenses	–	–	2,500
Accounts payable	4,670	1,773	2,897
Accrued liabilities	8,071	8,071	(2,504)
Due to related parties	1,495	(2,842)	446
Net Cash Provided By (Used In) Operating Activities	(102,236)	(42,243)	(60,963)
Investing Activities
Website development costs	(11,297)	–	(9,194)
Net Cash Used in Investing Activities	(11,297)	–	(9,194)
Financing Activities
Proceeds from issuance of common stock	81,000	–	–
Proceeds from loan payable	40,000	40,000	–
Net Cash Provided by Financing Activities	121,000	40,000	–
Effect of Exchange Rate Changes on Cash	177	259	138
Change in Cash	7,644	(1,984)	(70,019)
Cash, Beginning of Period	–	9,628	79,647
Cash, End of Period	7,644	7,644	9,628
Non-cash Investing and Financing Activities
Property and equipment acquired from a related party	3,515	–	–
Website acquired from a related party	4,330	–	–
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

F–5

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

1.	Nature of Operations and Going Concern

Here Enterprises, Inc. (the “Company”) was incorporated in the state of Nevada on November 15, 2006. On December 12, 2006, the Company incorporated Here Network Corp. (the “Subsidiary”), a company incorporated in the province of British Columbia, Canada. On December 12, 2006, the Subsidiary acquired a website www. dinehere.ca which provides restaurant listings and reviews to a broad spectrum of Internet visitors. The Company derives advertising revenue from this website. The Company is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Enterprises in the Development Stage”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of May 31, 2009, the Company has generated minimal revenue, has a working capital deficit of $54,292, and has incurred losses from operations of $193,621 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through revenue and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending May 31, 2010. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

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

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1
Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, amounts due to related parties and short-term notes payable. Pursuant to SFAS No. 157, the fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company estimates that the carrying values of all of its other financial instruments approximate their fair values due to the immediate or relatively short maturities of these instruments.

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

For the years ended May 31, 2009 and 2008, revenue from a single customer represented 100% of total revenue. As at May 31, 2009 and 2008, 100% of accounts receivable is with this customer.

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

F–7

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	f)	Website (continued)

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

The functional currency of the Subsidiary is the Canadian dollar. The financial statements of the Subsidiary are translated to United States dollars under the current rate method in accordance with SFAS No. 52 “Foreign Currency Translation”. Under the current rate method, all assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders’ equity. A cumulative translation adjustment of $874 as of May 31, 2009 has been included in accumulated other comprehensive loss in the accompanying consolidated balance sheet.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at May 31, 2009 and 2008, the Company’s only component of comprehensive loss consisted of foreign currency translation adjustments.

F–8

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	l)	Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (“SFAS No. 128”). SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. As at May 31, 2009, the Company had no dilutive securities outstanding.

	m)	Recent Accounting Pronouncements

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

F–9

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recently Adopted Accounting Pronouncements (continued)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Effective June 1, 2008, the Company adopted SFAS 159, but the Company has not elected the fair value option for any eligible financial instruments as of May 31, 2009.

3.	Property and Equipment

				May 31,
		May 31, 2009		2008
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Computer hardware	3,038	2,109	929	2,116
Furniture and equipment	527	220	307	449

	3,565	2,329	1,236	2,565

4.	Website

	May 31,	May 31,
	2009	2008
	$	$

Website	15,345	16,722
Less: Accumulated amortization	(9,409)	(4,680)

Net Carrying Value	5,936	12,042

5.	Related Party Transactions

	a)	As at May 31, 2009, the Company was indebted to the directors of the Company in the amount of $10,096 (2008 - $12,938), which is non-interest bearing, unsecured, and due on demand.

b)

One employee of the Company provided management services and office premises to the Company at no charge. The donated services have an estimated fair value of $2,000 per month and office premises have an estimated fair value of $250 per month. During the year ended March 31, 2009, $24,000 (2008 - $24,000) in donated services and $3,000 (2008 - $3,000) in donated rent were charged to operations and recorded as donated capital.

F–10

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

6.	Short-term Loans Payable

On October 8, 2008, the Company issued a promissory note to an unrelated company in exchange for $30,000. The promissory note bears interest at 20% per annum, is unsecured and repayable on demand.

On April 8, 2009, the Company issued a promissory note to an unrelated company in exchange for $10,000. The promissory note bears no interest, is unsecured and has no fixed term for repayment.

7.	Income Taxes

The Company has incurred net operating losses totalling $127,247, which begin to expire in 2027.

The income tax recovery reported in the statement of operations differs from the amount computed by applying the federal income tax rate of 35% to net loss before income taxes for the years ended May 31, 2009 and May 31, 2008 as follows:

	2009	2008
	$	$

Income tax recovery computed at statutory rates	29,170	32,248
Permanent differences	(8,742)	(9,180)
Valuation allowance	(20,428)	(23,068)

Income tax recovery	–	–

Significant components of the Company’s deferred tax assets and liabilities as at May 31, 2009 and 2008 were as follows:

	2009	2008
	$	$

Deferred tax assets
- Net operating loss carryforward	44,536	24,108
- Less valuation allowance	(44,536)	(24,108)

Net deferred tax assets	–	–

8.	Commitment

On May 15, 2009, the Company signed Memorandum of Understanding with Magnolia Solar, Inc. ( “Magnolia” ) and the Company’s controlling shareholders to enter into a reverse takeover transaction. Under the reverse takeover transaction, Magnolia shall acquire a majority interest in the issued and outstanding common stock of the Company from the Company’s controlling shareholders for $300,000.

F–11

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being May 31, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our President (our principal executive officer, principal financial officer, and principal accounting officer).

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

Based upon that evaluation, our President concluded that our disclosure controls and procedures were effective as at the end of the period covered by this annual report.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the applicable time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures which are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our President to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2009 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of May 31, 2009, our internal control over financial reporting was not effective. The ineffectiveness of our internal control over financial reporting was due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our management identified the following material weaknesses in our internal control over financial reporting:

  Lack of independent directors and an audit committee – Our management believes that an audit committee is an utmost important entity level control over our financial reporting. We currently do not have an audit committee and have no independent director. Our board of directors consists solely of our President, who is not independent of management and lacks sufficient financial expertise for overseeing financial reporting responsibilities;

  Insufficient segregation of duties in our finance and accounting functions due to limited personnel – During the year ended May 31, 2009, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected; and

  Lack of accounting staff with sufficient technical accounting knowledge – We do not have accounting staff with sufficient technical accounting knowledge relating to accounting for complex U.S. generally accepted accounting principles matters.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. To remediate the material weaknesses identified, we plan to implement the following changes during the year ending May 31, 2010:

  We intend to recruit two or more additional independent directors and create an audit committee at such time as additional directors are retained; and

  We intend to hire additional personnel to assist with the preparation of our financial statements, which is expected to allow for proper segregation of duties, as well as additional manpower for proper documentation.

The above remediation efforts are largely dependent on our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, the remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

April 8, 2009 Promissory Note

On April 8, 2009, we issued to Minerco Resources, Inc., a promissory note in the amount of $10,000. The promissory note bears no interest and is unsecured. If we fail to pay on demand any payment of principal on the promissory note, then in such event the entire unpaid principal becomes due and payable immediately.

Memorandum of Understanding with Magnolia Solar, Inc.

On May 15, 2009, we, certain significant shareholders of our company, and Magnolia Solar, Inc. entered into a memorandum of understanding with respect to the potential acquisition by Magnolia of a majority interest in our company. The memorandum of understanding contemplates that pursuant to a mutually satisfactory definitive agreement between the parties, Magnolia will acquire a majority interest in the issued and outstanding common stock of our company from our company and certain significant shareholders of our company for $300,000. The purchase price of $300,000 is contemplated to be raised by Midtown Partners as part of its $1,500,000 bridge funding.

The parties agreed to use their best efforts to negotiate in good faith the definitive agreement, which is contemplated to contain, among other things, the following provisions: (i) at the closing, Magnolia will own a majority of the fully diluted shares of our common stock, with the understanding that post-bridge funding, Magnolia will hold approximately 85% of the issued and outstanding shares on a fully diluted basis. The certain significant shareholders of our company will sell their shares as part of this transaction and new shares will be issued from authorized, leaving a total post-transaction capitalization to be finalized between the parties, in good faith, in the definitive agreement; (ii) we will eliminate all liabilities from our balance sheet and have no ongoing operations as of the closing date; (iii) we will deliver to Magnolia fiscal years 2007 and 2008 audits by an accounting firm accredited with the PCAOB and a member of the SEC practice section; (iv) we will deliver to Magnolia certified transfer sheets (or make same available through the transfer agent) as well as all corporate books and records and support documents for the audits; and (v) all officers and employees will resign from our company in all current capacities, with no further compensation due under their existing employment agreement.

There is no assurance that we will be able to complete the transactions as contemplated above, or on terms acceptable to our company.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

A director of our company holds office until the next annual meeting of the shareholders or until his successors has been elected and qualified. An officer of our company is appointed by our board of directors and holds office until his death, resignation or removal from office. Our director and executive officer, his age, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Simon Au	President, Secretary, Treasurer and Director	39	September 10, 2008

Business Experience

The following is a brief account of the education and business experience of our sole officer and director during at least the past five years, indicating his business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

Simon Au, President, Secretary, Treasurer and Director

On September 10, 2008, Simon Au was appointed as a director of our company and on September 12, 2008, he was appointed as our President, Secretary, and Treasurer. Mr. Au is a mechanical engineer specializing in manufacturing process. Mr. Au also has experience in Internet marketing and the development of web based businesses having started his own Internet audio parts retailing operation called Audiyo Inc. in June, 2003 which operated its website at www.audiyo.com. From June, 2003 to present, Mr. Au has also served as the Vice-President of Marketing/Development with Audiyo Inc., where he is responsible for website design, management of the launch of the company’s website, development of a supplier base of products to be sold through the website and development of Audiyo Inc.’s marketing strategy. From July 1999 to present, Mr. Au has been the manufacturing and process engineer with the Rollstamp Manufacturing Division of Decoma International, where his responsibilities include design workcell layout and plant layout, implementing continuous improvement projects for manufacturing processes including metal stamping, injection molding and painting. Rollstamp is a supplier of automotive exterior trim products. From September 1997 to July 1999, Mr. Au was the programmer/project coordinator with Schukra Manufacturing, a company involved in manufacturing seat lumbar supports for the automotive industry. Mr. Au’s education background includes Magna International Training Certificates: (2000-2002), where he studied design for manufacturing and assembly, mistake proofing, occupational health and safety and supervisor competency training; Concordia University where he received a Bachelor Degree in Mechanical Engineering (1992-1996); Dawson College where he studied mechanical engineering technology (1989-1992) and Dawson College where he studied applied sciences (1987-1989).

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

None of our director and executive officer has been involved in any of the following events during the past five years:

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officer and director, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2009, all filing requirements applicable to our former officers and directors and greater than ten percent beneficial owners were complied with.

Corporate Governance

All proceedings of our board of directors for the year ended May 31, 2009 were conducted by resolutions consented to in writing by our former directors or current director and filed with the minutes of the proceedings of the board of directors. A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a code of ethics because our board of directors believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our board of directors intends to adopt a code of ethics when circumstances warrant.

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

Audit Committee

We do not have a standing audit committee or an audit committee charter at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

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

Item 11. Executive Compensation.

The following table shows the compensation received by our executive officers for the fiscal years ended May 31, 2009 and 2008:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensatio n Earnings ($)	All Other Compe nsation ($)	Total ($)
Simon Au(1) President, Secretary, Treasurer and Director	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Roger Williams(2) Former President, Secretary, Treasurer and Director	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Michael McFadyen(3) Former Vice President, Director of Sales and Director	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)           Mr. Au became our director on September 10, 2008 and our President, Secretary, and Treasurer on September 12, 2008.

(2)           Mr. Williams became our President, Secretary, Treasurer and director on November 15, 2006. He resigned as our director on September 10, 2008 and as our President, Secretary, and Treasurer on September 12, 2008.

(3)           Mr. McFadyen became our Vice President, Director of Sales and director on March 15, 2007. He resigned as our director on September 10, 2008 and as our Vice President, Director of Sales on September 12, 2008.

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

Outstanding Equity Awards at Fiscal Year-End

As at May 31, 2009, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our former executive officers or current executive officer.

Director Compensation

Our former directors or current director did not receive or accrue any compensation for their services as a director during the fiscal year ended May 31, 2009. We have no formal plan for compensating our director for his service in his capacity as a director. A director is entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of August 27, 2009, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by our current director and executive officer. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

(1)

Based on 8,190,000 shares of common stock issued and outstanding as of August 27, 2009. Except as otherwise indicated, we believe that the beneficial owner of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company, except for the memorandum of understanding that we entered into with certain significant shareholders of our company and Magnolia Solar, Inc. on May 15, 2009. Please see “Item 1. Business” of Part I and “Item 9B. Other Information” of Part II for more information regarding this memorandum of understanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

Other than as disclosed below and elsewhere, there has been no transaction, since the beginning of the year ended May 31, 2008, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest.

(i)	any director or executive officer of our company;

(ii)	any beneficial owner of shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; and

(iii)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

As at May 31, 2009, we were indebted to Roger Williams, our former President, Secretary, Treasurer and director, and a holder of 50.06% of issued and outstanding shares of our common stock, in the amount of $3,781 and to Michael McFadyen, our former Vice President, Director of Sales and director, and a holder of 18.32% of issued and outstanding shares of our common stock, in the amount of $6,315. Our indebtedness to Mr. Williams and Mr. McFadyen is non-interest bearing, unsecured, and due on demand. The largest amount of principal outstanding since the beginning of the year ended May 31, 2008 was $4,059 for Mr. Williams and $8,879 for McFadyen. Since the beginning of the year ended May 31, 2008, we have not repaid any amount of principal to Mr. Williams or Mr. McFadyen.

Also Mr. Williams provided management services and office premises to us at no charge. The donated services are valued at $2,000 per month and office premises are valued at $250 per month. During the year ended May 31, 2009, $24,000 (2008 - $24,000) in donated services and $3,000 (2008 - $3,000) in donated rent were charged to operations and recorded as donated capital.

Director Independence

We currently act with one director, Simon Au. As Mr. Au is our President, he is not an “independent director” as the term is used in NASDAQ rule 5605(a)(2).

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed or expected to be billed for the most recently completed fiscal years ended May 31, 2009 and 2008 for professional services rendered by Manning Elliott LLP for the audit of our annual financial statements and review of the financial statements included in our quarterly reports and services that are normally provided by Manning Elliott LLP in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2009	May 31, 2008
Audit Fees	$15,300	$21,360
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,300	$21,360

Our board of directors, which acts as our audit committee, has adopted a policy governing the pre-approval by our board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, our board or directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of our board of directors must be submitted to our board of directors by our independent auditors, and our independent auditors must advise our board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence.

Our board of directors has considered the nature and amount of the fees billed by Manning Elliott LLP and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Manning Elliott LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

10.5

Promissory Note dated October 8, 2008 issued by our company to Mountain Equity Ltd. in the amount of $30,000 (incorporated by reference from our quarterly report on Form 10-Q filed on January 14, 2009)

10.6*	Promissory Note dated April 8, 2009 issued by our company to Minerco Resources, Inc. in the amount of $10,000

10.7*	Memorandum of Understanding between Magnolia Solar, Inc. and certain significant shareholders of our company and our company dated May 15, 2009

21	Subsidiary of Here Enterprises, Inc.: Here Network Corp., a British Columbia Corporation

31*	Section 302 Certification of Simon Au

32*	Section 906 Certification of Simon Au

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERE ENTERPRISES, INC.

/s/ Simon Au
By: Simon Au
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Date: August 28, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

/s/ Simon Au
By: Simon Au
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Date: August 28, 2009