Form 10-Q
period 2009-08-31
HERE ENTERPRISES, INC.
filed 2009-10-15
CIK 1411846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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
Yes[ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes[ ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[ x ] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 8,190,000 shares of common stock outstanding as of October 15, 2009.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the three months ended August 31, 2009 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Here Enterprises, Inc.
(A Development Stage Company)
August 31, 2009

Index

Consolidated Balance Sheets	F–1

Consolidated Statements of Operations	F–2

Consolidated Statements of Cash Flows	F–3

Notes to the Consolidated Financial Statements	F–4

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	August 31,	May 31,
	2009	2009
	$	$
	(Unaudited)
Current Assets
Cash	19,894	7,644
Accounts receivable	840	901
Total Current Assets	20,734	8,545
Property and equipment (Note 3)	952	1,236
Website (Note 4)	4,640	5,936
Total Assets	26,326	15,717

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	12,175	4,670
Accrued liabilities	8,298	8,071
Due to related parties (Note 5(a))	9,166	10,096
Short-term loans payable (Note 6)	60,000	40,000
Total Current Liabilities	89,639	62,837
Nature of Operations and Continuance of Business (Note 1)
Stockholders’ Deficit
Common stock
Authorized: 75,000,000 shares, par value $0.001
Issued and outstanding: 8,190,000 shares	8,190	8,190
Additional paid-in capital	72,810	72,810
Donated capital (Note 5(b))	73,125	66,375
Accumulated other comprehensive income	(1,194)	(874)
Deficit accumulated during the development stage	(216,244)	(193,621)
Total Stockholders’ Deficit	(63,313)	(47,120)
Total Liabilities and Stockholders’ Deficit	26,326	15,717

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	November 15,	Three	Three
	2006	Months	Months
	(Date of Inception)	Ended	Ended
	to August 31,	August 31,	August 31,
	2009	2009	2008
	$	$	$
Revenue	19,948	1,122	1,694
Operating Expenses
Amortization	13,202	1,527	1,656
General and administrative (Note 5(b))	222,990	22,218	17,797
Total Operating Expenses	236,192	23,745	19,453
Net Loss	(216,244)	(22,623)	(17,759)
Other Comprehensive Income
Foreign currency translation adjustments	(1,194)	(320)	(344)
Comprehensive Loss	(217,438)	(22,943)	(18,103)
Net Loss Per Share – Basic and Diluted		–	–
Weighted Average Shares Outstanding – Basic and
Diluted		8,190,000	8,190,000

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Three	Three
	Months	Months
	Ended	Ended
	August 31,	August 31,
	2009	2008
	$	$
Operating Activities
Net loss for the period	(22,623)	(17,759)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Amortization	1,527	1,656
Donated services and rent	6,750	6,750
Changes in operating assets and liabilities:
Accounts receivable	61	(184)
Accounts payable	7,505	(537)
Accrued liabilities	227	8,098
Due to related parties	(930)	(2,585)
Net Cash Used In Operating Activities	(7,483)	(4,561)
Financing Activities
Proceeds from loan payable	20,000	–
Net Cash Provided by Financing Activities	20,000	–
Effect of Exchange Rate Changes on Cash	(267)	437
Change in Cash	12,250	(4,124)
Cash, Beginning of Period	7,644	9,628
Cash, End of Period	19,894	5,504
Non-cash Investing and Financing Activities
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of August 31, 2009, the Company has generated minimal revenue, has a working capital deficit of $68,905, and has incurred losses from operations of $216,244 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its directors, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through revenue and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending May 31, 2010.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, Here Network Corp. All significant inter-company transactions and balances have been eliminated. The Company’s fiscal year end is May 31. The Company has evaluated subsequent events through to October 8, 2009, being the date the financial statements were available to be issued.

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

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No.157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

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

For the period ended August 31, 2009 and 2008, revenue from a single customer represented 100% of total revenue. As at August 31, 2009 and 2008, 100% of accounts receivable are due from this customer.

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

The functional currency of the Subsidiary is the Canadian dollar. The financial statements of the Subsidiary are translated to United States dollars under the current rate method in accordance with SFAS No. 52 “Foreign Currency Translation”. Under the current rate method, all assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders’ equity. A cumulative translation adjustment of $1,194 as of August 31, 2009 has been included in accumulated other comprehensive income in the accompanying consolidated balance sheet.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at August 31, 2009, the Company’s only component of comprehensive loss consisted of foreign currency translation adjustments.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. Under SFAS No. 168, the FASB Accounting Standards Codification (Codification) will become the sole source of authoritative U.S. GAAP to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement will have no material impact on the Company’s consolidated financial statements but will require that interim and annual filings include references to the Codification.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 amends the accounting for variable interest entities (“VIEs”) and changes the process as to how an enterprise determines which party consolidates a VIE. SFAS No. 167 also defines the party that consolidates the VIE (the primary beneficiary) as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption of SFAS No. 167, the reporting enterprise must reconsider its conclusions on whether an entity should be consolidated, and should a change result, the effect on its net assets will be recorded as a cumulative effect adjustment to retained earnings. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years and early application is prohibited. Management is currently evaluating the impact of this statement.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140”. SFAS No. 166 limits the circumstances in which a financial asset may be derecognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by SFAS No. 166. SFAS No. 166 is effective for financial asset transfers occurring in fiscal years beginning after November 15, 2009, and interim periods within those fiscal years and early application is prohibited. Management is currently evaluating the impact of this statement.

F–7

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recently Adopted Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”. SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The statement also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Furthermore, this statement identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS 165 in the quarter ended August 31, 2009 and had no impact on the consolidated financial results. See related disclosure included in Note 2(a).

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 became effective November 15, 2008. The adoption of SFAS 162 did not have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Effective February 1, 2009, the Company adopted SFAS 161. The adoption of SFAS 161 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.51”. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. Effective February 1, 2009, the Company adopted SFAS 160. The adoption of SFAS 160 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. Effective February 1, 2009, the Company adopted SFAS 141. The adoption of SFAS 141 did not have a material effect on the Company’s consolidated financial statements.

F–8

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

3.	Property and Equipment

				May 31,
	August 31, 2009			2009
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Computer hardware	3,027	2,355	672	929
Furniture and equipment	525	245	280	307

	3,552	2,600	952	1,236

4.	Website

	August 31,	May 31,
	2009	2009
	$	$

Website	15,288	15,345
Less: Accumulated amortization	(10,648)	(9,409)

	4,640	5,936

The following is the estimated annual amortization expense for each of the next three years:

$
Remainder of 2010	3,797
2011	843
4,6400

5.	Related Party Transactions

	a)	As at August 31, 2009, the Company was indebted to the directors of the Company in the amount of $9,166 (May 31, 2009 - $10,096), which is non-interest bearing, unsecured, and due on demand.

b)
One employee of the Company provided management services and office premises to the Company at no charge. The donated services have an estimated fair value of $2,000 per month and office premises have an estimated fair value of $250 per month. During the three months period ended August 31, 2009, $6,000 (2008 - $6,000) in donated services and $750 (2008 - $750) in donated rent were charged to operations and recorded as donated capital.

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

On June 26, 2009, the Company issued a promissory note to an unrelated company in exchange for $20,000. The promissory note bears no interest, is unsecured and has no fixed term for repayment.

F–9

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

7.	Commitment

On May 15, 2009, the Company signed Memorandum of Understanding with Magnolia Solar, Inc. (“Magnolia”) and the Company’s controlling shareholders to enter into a reverse takeover transaction. Under the reverse takeover transaction, Magnolia shall acquire a majority interest in the issued and outstanding common stock of the Company from the Company’s controlling shareholders for $300,000.

F–10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains forward-looking statements. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

In June 2009, we entered into a letter agreement with Magnolia, pursuant to which Magnolia agreed to wire us $20,000, upon the execution of the letter agreement, which amount was to be utilized by us solely for expenses related to the completion of the audit of our financial statements for the year ended May 31, 2009. In addition, upon the consummation of the transactions contemplated under the memorandum of understanding, $20,000 is to be applied as a credit against the purchase price for the controlling interest in our company as contemplated by the memorandum of understanding. If such transactions fail to close on or before August 31, 2009 or such later date as agreed by Magnolia and us, through no fault of our company, $20,000 is to be treated as a “break up” fee payable to us. If we or our majority shareholders, for any reason, determine not to proceed with such transactions upon being presented with the definitive merger agreement, $20,000 is to be immediately due and payable to Magnolia within 10 days of being presented with the definitive agreement. We expect to extend the closing date to November 15, 2009.

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

Website

Our website is hosted on a dedicated server rented to Here Network Corp. on a month to month basis by Superb Internet Corporation. Superb charges a monthly fee of $282.45. The server is hosted in Seattle, Washington. We retained Wickle Media Corp. of Vancouver, Canada to complete the development of the new website for $2,000, to be paid in full upon completion. We expect to launch the new website on November 30, 2009.

Results of Operations

The following table summarizes our operating results for the three months ended August 31, 2009 and August 31, 2008:

	Three Months Ended August 31,
	2009	2008
Revenue	$1,122	$1,694
Operating Expenses	$23,745	$19,453
Net Loss	$(22,623)	$(17,759)

Three Months Ended August 31, 2009 and August 31, 2008

For the three months ended August 31, 2009, we generated revenues of $1,122 and incurred operating expenses of $23,745 as compared to revenues of $1,694 and operating expenses of $19,453 for the three months ended August 31, 2008. The $572 decrease in revenues was caused primarily by lower advertising rates from Google Adsense and a decrease in traffic due to increased competition. The $4,292 increase in operating expenses was primarily attributable to higher auditing and legal fees incurred. As a result, for the three months ended August 31, 2009, we suffered net loss of $22,623 as compared to net loss of $17,759 for the three months ended August 31, 2008.

General and administrative costs were $22,218 for the three months ended August 31, 2009 as compared to $17,797 for the three months ended August 31, 2008. The $4,421 increase in general and administrative costs was primarily attributable to higher auditing and legal fees incurred.

Liquidity and Capital Resources

Working Capital

	At August 31,	At May 31,
	2009	2009
Current assets	$20,734	$8,545
Current liabilities	89,639	62,837
Working capital (deficiency)	$(68,905)	$(54,292)

At August 31, 2009, we had cash of $19,894 and working capital deficit of $68,905 as compared to cash of $7,644 and working capital deficit of $54,292 at May 31, 2009. We have suffered a net loss from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our director and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.

In June 2009, pursuant to the letter agreement between Magnolia Solar, Inc. and our company, Magnolia advanced us $20,000. The advance of $20,000 was to be utilized by us solely for expenses related to the completion of the audit of our financial statements for the year ended May 31, 2009. In addition, upon the consummation of the transactions contemplated under the memorandum of understanding dated May 15, 2009 between Magnolia and our company, $20,000 is to be applied as a credit against the purchase price for the controlling interest in our company as contemplated by the memorandum of understanding. If such transactions fail to close on or before August 31, 2009 or such later date as agreed by Magnolia and us, through no fault of our company, $20,000 is to be treated as a “break up” fee payable to us. If we or our majority shareholders, for any reason, determine not to proceed with such transactions upon being presented with the definitive merger agreement, $20,000 is to be immediately due and payable to Magnolia within 10 days of being presented with the definitive agreement. We expect to extend the closing date to November 15, 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being August 31, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer, and principal accounting officer).

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

Based upon that evaluation, our president concluded that our disclosure controls and procedures were effective as at the end of the period covered by this quarterly report. There have been no changes in our internal control over financing reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1. Legal Proceedings

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

We incurred a net loss of $216,244 for the period from November 15, 2006 (date of inception) to August 31, 2009. On August 31, 2009, we had cash of $19,894. Should we require additional funding, we intend to raise the money required to fund our operations from the sale of our equity or debt securities; however, there can be no assurance that we will be able to do so. Because we have generated minimal revenues and have incurred a loss from operations since our inception, our independent auditors included an explanatory paragraph in their report dated August 4, 2009, regarding the substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

In June 2009, we entered into a letter agreement with Magnolia Solar, Inc., pursuant to which Magnolia agreed to wire us $20,000, upon the execution of the letter agreement, which amount was to be utilized by us solely for expenses related to the completion of the audit of our financial statements for the year ended May 31, 2009. In addition, upon the consummation of the transactions contemplated under the memorandum of understanding dated May 15, 2009 between Magnolia and our company, $20,000 is to be applied as a credit against the purchase price for the controlling interest in our company as contemplated by the memorandum of understanding. If such transactions fail to close on or before August 31, 2009 or such later date as agreed by Magnolia and us, through no fault of our company, $20,000 is to be treated as a “break up” fee payable to us. If we or our majority shareholders, for any reason, determine not to proceed with such transactions upon being presented with the definitive merger agreement, $20,000 is to be immediately due and payable to Magnolia within 10 days of being presented with the definitive agreement. We expect to extend the closing date to November 15, 2009.

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

10.6	Promissory Note dated April 8, 2009 issued by our company to Minerco Resources, Inc. in the amount of $10,000 (incorporated by reference from our annual report on Form 10-K filed on August 31, 2009)

10.7	Memorandum of Understanding between Magnolia Solar, Inc. and certain significant shareholders of our company and our company dated May 15, 2009 (incorporated by reference from our annual report on Form 10-K filed on August 31, 2009)

10.8*	Letter Agreement between Magnolia Solar, Inc. and our company

21	Subsidiary of Here Enterprises, Inc.: Here Network Corp., a British Columbia Corporation

31*	Section 302 Certification of Simon Au

32*	Section 906 Certification of Simon Au

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
Date: October 15, 2009