Form 10-K/A
period 2009-05-31
HERE ENTERPRISES, INC.
filed 2009-12-21
CIK 1411846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

Explanatory Note

We are filing this amendment to amend our annual report on Form 10-K for the year ended May 31, 2009, which was originally filed with the Securities and Exchange Commission on August 31, 2009. We are filing this amendment to amend the disclosure in Item 9A(T) Controls and Procedures to state that our President concluded that our disclosure controls and procedures were ineffective as at the end of the period covered by our annual report on Form 10-K for the year ended May 31, 2009.

All other information included in our annual report on Form 10-K for the year ended May 31, 2009 has not been amended. Except for the matter described above, this amendment does not modify or update disclosures in the originally filed annual report on Form 10-K, or reflect events occurring after August 31, 2009, which is the date of the filing of the originally filed annual report on Form 10-K.

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

Based upon that evaluation, our President concluded that our disclosure controls and procedures were ineffective as at the end of the period covered by this annual report.

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
Date: December 21, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

/s/ Simon Au
By: Simon Au
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Date: December 21, 2009