Form 10-Q/A
period 2009-08-31
HERE ENTERPRISES, INC.
filed 2009-12-21
CIK 1411846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

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

Explanatory Note

We are filing this amendment to amend our quarterly report on Form 10-Q for the quarterly period ended August 31, 2009, which was originally filed with the Securities and Exchange Commission on October 15, 2009. We are filing this amendment to amend the disclosure in Item 4T Controls and Procedures to state that our president concluded that our disclosure controls and procedures were ineffective as at the end of the period covered by our quarterly report on Form 10-Q for the quarterly period ended August 31, 2009.

All other information included in our quarterly report on Form 10-Q for the quarterly period ended August 31, 2009 has not been amended. Except for the matter described above, this amendment does not modify or update disclosures in the originally filed quarterly report on Form 10-Q, or reflect events occurring after October 15, 2009, which is the date of the filing of the originally filed quarterly report on Form 10-Q.

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

Based upon that evaluation, our president concluded that our disclosure controls and procedures were ineffective as at the end of the period covered by this quarterly report. There have been no changes in our internal control over financing reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

10.6	Promissory Note dated April 8, 2009 issued by our company to Minerco Resources, Inc. in the amount of $10,000 (incorporated by reference from our annual report on Form 10-K filed on August 31, 2009)

10.7	Memorandum of Understanding between Magnolia Solar, Inc. and certain significant shareholders of our company and our company dated May 15, 2009 (incorporated by reference from our annual report on Form 10-K filed on August 31, 2009)

10.8	Letter Agreement between Magnolia Solar, Inc. and our company (incorporated by reference from our quarterly report on Form 10-Q filed on October 15, 2009)

21	Subsidiary of Here Enterprises, Inc.: Here Network Corp., a British Columbia Corporation

31*	Section 302 Certification of Simon Au

32*	Section 906 Certification of Simon Au

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