Form 10-Q
period 2009-11-30
HERE ENTERPRISES, INC.
filed 2010-01-19
CIK 1411846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Yes [   ]    No [   ]

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

Yes [X]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 8,190,000 shares of common stock outstanding as of January 19, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the six months ended November 30, 2009 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Here Enterprises, Inc.
(A Development Stage Company)
November 30, 2009

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	November 30,	May 31,
	2009	2009
	$	$
	(Unaudited)

Current Assets

Cash	15,112	7,644

Accounts receivable	1,209	901

Total Current Assets	16,321	8,545

Property and equipment (Note 3)	699	1,236

Website (Note 4)	3,491	5,936

Total Assets	20,511	15,717

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	13,428	4,670

Accrued liabilities	10,755	8,071

Due to related parties (Note 5(a))	9,483	10,096

Short-term loans payable (Note 6)	47,000	40,000

Total Current Liabilities	80,666	62,837

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Common stock
Authorized: 75,000,000 shares, par value $0.001
Issued and outstanding: 8,190,000 shares	8,190	8,190

Additional paid-in capital	72,810	72,810

Donated capital (Note 5(b))	79,875	66,375

Accumulated other comprehensive loss	(1,752)	(874)

Deficit accumulated during the development stage	(219,278)	(193,621)

Total Stockholders’ Deficit	(60,155)	(47,120)

Total Liabilities and Stockholders’ Deficit	20,511	15,717

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	November 15,	Six	Six	Three	Three
	2006	Months	Months	Months	Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to November 30,	November 30,	November 30,	November 30,	November 30,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	21,627	2,801	3,441	1,679	1,747

Operating Expenses

Amortization	14,798	3,123	3,130	1,596	1,474
General and administrative (Note 5(b))	241,107	40,335	50,612	18,117	32,815

Total Operating Expenses	255,905	43,458	53,742	19,713	34,289

Operating Loss	(234,278)	(40,657)	(50,301)	(18,034)	(32,542)

Other Income (Note 7)	15,000	15,000	–	15,000	–

Net Loss	(219,278)	(25,657)	(50,301)	(3,034)	(32,542)

Other Comprehensive Loss

Foreign currency translation adjustments	(1,752)	(878)	981	(558)	1,325

Comprehensive Loss	(221,030)	(26,535)	(49,320)	(3,592)	(31,217)

Net Loss Per Share – Basic and Diluted		–	(0.01)	–	–

Weighted Average Shares Outstanding – Basic
and Diluted		8,190,000	8,190,000	8,190,000	8,190,000

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Six	Six
	Months	Months
	Ended	Ended
	November 30,	November 30,
	2009	2008
	$	$

Operating Activities

Net loss for the period	(25,657)	(50,301)

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:

Amortization	3,123	3,130
Donated services and rent	13,500	13,500

Changes in operating assets and liabilities:

Accounts receivable	(308)	972
Accounts payable	8,758	3,872
Accrued liabilities	2,684	12,865
Due to related parties	(613)	(4,009)

Net Cash Provided By (Used In) Operating Activities	1,487	(19,971)

Financing Activities

Proceeds from loan payable	20,000	30,000
Repayment of loan payable	(13,000)	–

Net Cash Provided by Financing Activities	7,000	30,000

Effect of Exchange Rate Changes on Cash	(1,019)	3,444

Change in Cash	7,468	13,473

Cash, Beginning of Period	7,644	9,628

Cash, End of Period	15,112	23,101

Non-cash Investing and Financing Activities

Property and equipment acquired from a related party	–	–
Website acquired from a related party	–	–

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

1.	Nature of Operations and Continuance of Business

Here Enterprises, Inc. (the “Company”) was incorporated in the state of Nevada on November 15, 2006. On December 12, 2006, the Company incorporated Here Network Corp. (the “Subsidiary”), a company incorporated in the province of British Columbia, Canada. On December 12, 2006, the Subsidiary acquired a website www.dinehere.ca which provides restaurant listings and reviews to a broad spectrum of Internet visitors. The Company derives advertising revenue from this website. The Company is a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Enterprises”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of November 30, 2009, the Company has generated minimal revenue, has a working capital deficit of $64,345, and has incurred losses from operations of $219,278 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through revenue and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending May 31, 2010.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, Here Network Corp. All significant inter-company transactions and balances have been eliminated. The Company’s fiscal year end is May 31. In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through January 19, 2010, the date of issuance of the unaudited interim financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, amounts due to related parties and short-term notes payable. Pursuant to ASC 825, the fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company estimates that the carrying values of all of its other financial instruments approximate their fair values due to the immediate or relatively short maturities of these instruments.

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

For the six-month periods ended November 30, 2009 and 2008, revenue from a single customer represented 100% of total revenue. As at November 30, 2009 and 2008, 100% of accounts receivable are due from this customer.

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

The Company recognizes the costs associated with developing a website in accordance with ASC 350, “Intangibles – Goodwill and Other”.

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

In accordance with ASC 360, “Property, Plant and Equipment”, the carrying values of long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	h)	Foreign Currency Translation

The functional currency of the Subsidiary is the Canadian dollar. The financial statements of the Subsidiary are translated to United States dollars under the current rate method in accordance with ASC 830, “Foreign Currency Translation Matters”. Under the current rate method, all assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders’ equity. A cumulative translation adjustment of $1,752 as of November 30, 2009 has been included in accumulated other comprehensive income in the accompanying consolidated balance sheet.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All differences are recorded in the results of operations.

	i)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

	j)	Revenue Recognition

The Company’s revenue is derived from pay per click advertising placed on its website. The Company recognizes this advertising revenue in accordance with ASC 605, “Revenue Recognition” when the price is fixed or determinable, persuasive evidence of an arrangement exists, the revenue has been earned, and collectibility is reasonably assured.

	k)	Comprehensive Income

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at November 30, 2009, the Company’s only component of comprehensive loss consisted of foreign currency translation adjustments.

F–6

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	l)	Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

	m)	Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC 105, “Generally Accepted Accounting Principles” as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

In May 2009, FASB issued ASC 855, “Subsequent Events”, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009 (see Note 2(a)). The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

	November 30, 2009			May 31,2009
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Computer hardware	3,140	2,704	436	929
Furniture and equipment	545	282	263	307

	3,685	2,986	699	1,236

4.	Website

	November 30,	May 31,
	2009	2009
	$	$

Website	15,859	15,345
Less: Accumulated amortization	(12,368)	(9,409)

Net Carrying Value	3,491	5,936

F–7

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

The following is the estimated annual amortization expense for each of the next three years:

$
Remainder of 2010	2,648
2011	843
3,491

5.	Related Party Transactions

	a)	As at November 30, 2009, the Company was indebted to the directors of the Company in the amount of $9,483 (May 31, 2009 - $10,096), which is non-interest bearing, unsecured, and due on demand.

b)

One employee of the Company provided management services and office premises to the Company at no charge. The donated services have an estimated fair value of $2,000 per month and office premises have an estimated fair value of $250 per month. During the six-month period ended November 30, 2009, $12,000 (2008 - $12,000) in donated services and $1,500 (2008 - $1,500) in donated rent were charged to operations and recorded as donated capital.

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

On June 26, 2009, the Company issued a promissory note to an unrelated company in exchange for $20,000. The promissory note bears no interest, is unsecured and has no fixed term for repayment. The Company repaid $5,000 on October 20, 2009, and $8,000 on November 19, 2009.

7.	Commitment

On May 15, 2009, the Company signed Memorandum of Understanding (the “MOU”) with Magnolia Solar, Inc. (“Magnolia”) and the Company’s controlling shareholders to enter into a reverse takeover transaction. Under the reverse takeover transaction, Magnolia was to acquire a majority interest in the issued and outstanding common stock of the Company from the Company’s controlling shareholders for $300,000.

Under the MOU, the parties agreed to use their best efforts to negotiate in good faith a definitive agreement, which is contemplated to contain, among other things, the following provisions: (i) at the closing, Magnolia will own a majority of the fully diluted shares of the Company’s common stock, with the understanding that post-bridge funding, Magnolia will hold approximately 85% of the issued and outstanding shares on a fully diluted basis. The certain controlling shareholders of the Company will sell their shares as part of this transaction and new shares will be issued from authorized, leaving a total post-transaction capitalization to be finalized between the parties, in good faith, in the definitive agreement; (ii) the Company will eliminate all liabilities from its balance sheet and have no ongoing operations as of the closing date; (iii) the Company will deliver to Magnolia fiscal years 2007 and 2008 audits by an accounting firm accredited with the PCAOB and a member of the SEC practice section; (iv) the Company will deliver to Magnolia certified transfer sheets (or make same available through the transfer agent) as well as all corporate books and records and support documents for the audits; and (v) all officers and employees will resign from the Company in all current capacities, with no further compensation due under their existing employment agreement.

In June 2009, the Company entered into a letter agreement with Magnolia, pursuant to which Magnolia agreed to advance the Company $20,000 upon the execution of the letter agreement, which amount was to be utilized by the Company solely for expenses related to the completion of the audit of the Company’s financial statements for the year ended May 31, 2009. In addition, upon the consummation of the transactions contemplated under the MOU, $20,000 is to be applied as a credit against the purchase price for the controlling interest in the Company as contemplated by the MOU. If such transactions fail to close on or before August 31, 2009 or such later date as

F–8

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

7.	Commitment (continued)

agreed by Magnolia and the Company, through no fault of the Company, $20,000 is to be treated as a “break up” fee payable to the Company. If the Company or its controlling shareholders, for any reason, determine not to proceed with such transactions upon being presented with the definitive merger agreement, $20,000 is to be immediately due and payable to Magnolia within 10 days of being presented with the definitive agreement. The Company extended the closing date to December 15, 2009.

On October 15, 2009, Magnolia advanced the Company $15,000 of the $20,000 contemplated under the letter agreement. On December 10, 2009, Magnolia decided not to proceed with the transactions contemplated by the MOU and abandoned the reverse takeover transaction. Accordingly, the Company recognized the $15,000 as other income in the statement of operations for the six-month period ended November 30, 2009. Management does not expect the Company to receive from Magnolia the remaining $5,000 contemplated under the letter agreement.

F–9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains forward-looking statements. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

On May 15, 2009, we, certain significant shareholders of our company, and Magnolia Solar, Inc. entered into a memorandum of understanding with respect to the potential acquisition by Magnolia of a majority interest in our company. The memorandum of understanding contemplated that pursuant to a mutually satisfactory definitive agreement between the parties, Magnolia will acquire a majority interest in the issued and outstanding common stock of our company from our company and certain significant shareholders of our company for $300,000. The purchase price of $300,000 was contemplated to be raised by Midtown Partners as part of its $1,500,000 bridge funding.

The parties agreed to use their best efforts to negotiate in good faith the definitive agreement, which was contemplated to contain, among other things, the following provisions: (i) at the closing, Magnolia will own a majority of the fully diluted shares of our common stock, with the understanding that post-bridge funding, Magnolia will hold approximately 85% of the issued and outstanding shares on a fully diluted basis. The certain significant shareholders of our company will sell their shares as part of this transaction and new shares will be issued from authorized, leaving a total post-transaction capitalization to be finalized between the parties, in good faith, in the definitive agreement; (ii) we will eliminate all liabilities from our balance sheet and have no ongoing operations as of the closing date; (iii) we will deliver to Magnolia fiscal years 2007 and 2008 audits by an accounting firm accredited with the PCAOB and a member of the SEC practice section; (iv) we will deliver to Magnolia certified transfer sheets (or make same available through the transfer agent) as well as all corporate books and records and support documents for the audits; and (v) all officers and employees will resign from our company in all current capacities, with no further compensation due under their existing employment agreement.

In June 2009, we entered into a letter agreement with Magnolia, pursuant to which Magnolia agreed to wire us $20,000, upon the execution of the letter agreement, which amount was to be utilized by us solely for expenses related to the completion of the audit of our financial statements for the year ended May 31, 2009. In addition, upon the consummation of the transactions contemplated under the memorandum of understanding, $20,000 was to be applied as a credit against the purchase price for the controlling interest in our company as contemplated by the memorandum of understanding. If such transactions failed to close on or before August 31, 2009 or such later date as agreed by Magnolia and us, through no fault of our company, $20,000 was to be treated as a “break up” fee payable to us. If we or our majority shareholders, for any reason, determined not to proceed with such transactions upon being presented with the definitive merger agreement, $20,000 was to be immediately due and payable to Magnolia within 10 days of being presented with the definitive agreement. We extended the closing date to December 15, 2009.

On October 15, 2009, Magnolia advanced our company $15,000 of $20,000 contemplated under the letter agreement. On December 10, 2009, Magnolia decided not to proceed with the transactions contemplated by the memorandum of understanding and we consider $15,000 from Magnolia as a “break up” fee. Accordingly, we recognized $15,000 as other income in the statement of operations for the six-month period ended November 30, 2009. Management does not expect our company to receive from Magnolia the remaining $5,000 contemplated under the letter agreement.

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

Website

Our website is hosted on a dedicated server rented to Here Network Corp. on a month to month basis by Superb Internet Corporation. Superb charges a monthly fee of $282.45. The server is hosted in Seattle, Washington. We retained Wickle Media Corp. of Vancouver, Canada to complete the development of the new website for $2,000, to be paid in full upon completion. We launched the new website on December 1, 2009. No funds have been paid for the development yet.

Results of Operations

The following table summarizes our operating results for the three and six months ended November 30, 2009 and November 30, 2008:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2009	2008	2009	2008
Revenue	$1,679	$1,747	$2,801	$3,441
Operating Expenses	$19,713	$34,289	$43,458	$53,742
Net Loss	$3,034	$32,542	$25,657	$50,301

Three Months Ended November 30, 2009 and November 30, 2008

For the three months ended November 30, 2009, we generated revenues of $1,679 and incurred operating expenses of $19,713 as compared to revenues of $1,747 and operating expenses of $34,289 for the three months ended November 30, 2008. The decrease in revenues was caused primarily by lower advertising rates from Google Adsense and a decrease in traffic due to increased competition. The decrease in operating expenses was primarily attributable to lower auditing and legal fees incurred. We recognized $15,000 advanced by Magnolia Solar, Inc. under the letter agreement that we entered into in June 2009 as other income in the statement of operations for the three months ended November 30, 2009. As a result, for the three months ended November 30, 2009, we suffered a net loss of $3,034 as compared to net loss of $32,542 for the three months ended November 30, 2008.

General and administrative costs were $18,117 for the three months ended November 30, 2009 as compared to $32,815 for the three months ended November 30, 2008. The decrease in general and administrative costs was primarily attributable to lower auditing and legal fees incurred.

Six Months Ended November 30, 2009 and November 30, 2008

For the six months ended November 30, 2009, we generated revenues of $2,801 and incurred operating expenses of $43,458 as compared to revenues of $3,441 and operating expenses of $53,742 for the six months ended November 30, 2008. The decrease in revenues was primarily attributable to less advertising and increased competition for advertising on the website lowering the advertising rates paid. The decrease in operating expenses was primarily attributable to lower auditing and legal fees incurred. We recognized $15,000 advanced by Magnolia Solar, Inc. under the letter agreement that we entered into in June 2009 as other income in the statement of operations for the six months ended November 30, 2009. As a result, for the six months ended November 30, 2009, we suffered net loss of $25,657 as compared to net loss of $50,301 for the six months ended November 30, 2008.

General and administrative costs were $40,335 for the six months ended November 30, 2009 as compared to $50,612 for the six months ended November 30, 2008. The decrease in general and administrative costs was primarily attributable to lower auditing and legal fees incurred.

Liquidity and Capital Resources

Working Capital

	At November 30,	At May 31,
	2009	2009
Current assets	$16,321	$8,545
Current liabilities	80,666	62,837
Working capital (deficiency)	$(64,345)	$(54,292)

At November 30, 2009, we had cash of $15,112 and working capital deficit of $64,345 as compared to cash of $7,644 and working capital deficit of $54,292 at May 31, 2009. We have suffered a net loss from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our director and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.

In June 2009, pursuant to the letter agreement between Magnolia Solar, Inc. and our company, Magnolia agreed to advance us $20,000. The advance of $20,000 was to be utilized by us solely for expenses related to the completion of the audit of our financial statements for the year ended May 31, 2009. In addition, upon the consummation of the transactions contemplated under the memorandum of understanding dated May 15, 2009 between Magnolia and our company, $20,000 was to be applied as a credit against the purchase price for the controlling interest in our company as contemplated by the memorandum of understanding. If such transactions failed to close on or before August 31, 2009 or such later date as agreed by Magnolia and us, through no fault of our company, $20,000 was to be treated as a “break up” fee payable to us. If we or our majority shareholders, for any reason, determined not to proceed with such transactions upon being presented with the definitive merger agreement, $20,000 was to be immediately due and payable to Magnolia within 10 days of being presented with the definitive agreement. We extended the closing date to December 15, 2009.

On October 15, 2009, Magnolia advanced our company $15,000 of $20,000 contemplated under the letter agreement. On December 10, 2009, Magnolia decided not to proceed with the transactions contemplated by the memorandum of understanding and we consider $15,000 from Magnolia as a “break up” fee. Accordingly, we recognized $15,000 as other income in the statement of operations for the six-month period ended November 30, 2009. Management does not expect our company to receive from Magnolia the remaining $5,000 contemplated under the letter agreement.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer, and principal accounting officer).

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

We incurred a net loss of $219,278 for the period from November 15, 2006 (date of inception) to November 30, 2009. On November 30, 2009, we had cash of $15,112. Should we require additional funding, we intend to raise the money required to fund our operations from the sale of our equity or debt securities; however, there can be no assurance that we will be able to do so. Because we have generated minimal revenues and have incurred a loss from operations since our inception, our independent auditors included an explanatory paragraph in their report dated August 4, 2009, regarding the substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

We may not be able to effectively manage our growth if we expand by adding new cities to our dining website directory.

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

We rely on an outside firm to host our servers, and a failure of service by this provider could adversely affect our business and reputation.

We rely upon a third party provider to host our main server. In the event that this provider experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer server ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. We also rely on a third party provider for revenue, Google Adsense. A failure or limitation of service or available capacity by any of these third party providers could adversely affect our business and reputation.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

In June 2009, pursuant to the letter agreement between Magnolia Solar, Inc. and our company, Magnolia agreed to advance us $20,000. The advance of $20,000 was to be utilized by us solely for expenses related to the completion of the audit of our financial statements for the year ended May 31, 2009. In addition, upon the consummation of the transactions contemplated under the memorandum of understanding dated May 15, 2009 between Magnolia and our company, $20,000 was to be applied as a credit against the purchase price for the controlling interest in our company as contemplated by the memorandum of understanding. If such transactions failed to close on or before August 31, 2009 or such later date as agreed by Magnolia and us, through no fault of our company, $20,000 was to be treated as a “break up” fee payable to us. If we or our majority shareholders, for any reason, determined not to proceed with such transactions upon being presented with the definitive merger agreement, $20,000 was to be immediately due and payable to Magnolia within 10 days of being presented with the definitive agreement. We extended the closing date to December 15, 2009.

On October 15, 2009, Magnolia advanced our company $15,000 of $20,000 contemplated under the letter agreement. On December 10, 2009, Magnolia decided not to proceed with the transactions contemplated by the memorandum of understanding and we consider $15,000 from Magnolia as a “break up” fee. Accordingly, we recognized $15,000 as other income in the statement of operations for the six-month period ended November 30, 2009. Management does not expect our company to receive from Magnolia the remaining $5,000 contemplated under the letter agreement.

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
         Date: January 19, 2010