Form 10-Q
period 2010-02-28
HERE ENTERPRISES, INC.
filed 2010-04-13
CIK 1411846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File Number: 000-52951

HERE ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

58-128 Wehiwa Way, Haleiwa, HI 96712
(Address of principal executive offices) (Zip Code)

(808) 371-0783
(Registrant’s telephone number, including area code)

2908 – 30 Harrison Garden Blvd., Toronto, Ontario, Canada M2N 7A9
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

Yes [x]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 8,190,000 shares of common stock outstanding as of April 12, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the period ended February 28, 2010 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Here Enterprises, Inc.
(A Development Stage Company)
February 28, 2010

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	February 28,	May 31,
	2010	2009
	$	$
	(Unaudited)
Current Assets
Cash	8,561	7,644
Accounts receivable	1,686	901
Total Current Assets	10,247	8,545
Property and equipment (Note 3)	416	1,236
Website (Note 4)	2,199	5,936
Total Assets	12,862	15,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	13,530	4,670
Accrued liabilities	13,823	8,071
Due to related parties (Note 5(a))	9,602	10,096
Short-term loans payable (Note 6)	47,000	40,000
Total Current Liabilities	83,955	62,837
Nature of Operations and Continuance of Business (Note 1)
Stockholders’ Deficit
Common stock Authorized: 75,000,000 shares, par value $0.001 Issued and outstanding: 8,190,000 shares	8,190	8,190
Additional paid-in capital	72,810	72,810
Donated capital (Note 5(b))	86,625	66,375
Accumulated other comprehensive loss	(1,949)	(874)
Deficit accumulated during the development stage	(236,769)	(193,621)
Total Stockholders’ Deficit	(71,093)	(47,120)
Total Liabilities and Stockholders’ Deficit	12,862	15,717

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	November 15,	Nine	Nine	Three	Three
	2006	Months	Months	Months	Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to February 28,	February 28,	February 28,	February 28,	February 28,
	2010	2010	2009	2010	2009
	$	$	$	$	$

Revenue	23,297	4,471	4,808	1,670	1,367
Operating Expenses
Amortization	16,415	4,740	4,506	1,617	1,376
General and administrative (Note 5(b))	258,651	57,879	67,597	17,544	16,985
Total Operating Expenses	275,066	62,619	72,103	19,161	18,361
Operating Loss	(251,769)	(58,148)	(67,295)	(17,491)	(16,994)
Other Income (Note 7)	15,000	15,000	–	–	–
Net Loss	(236,769)	(43,148)	(67,295)	(17,491)	(16,994)
Other Comprehensive Loss
Foreign currency translation adjustments	(1,949)	(1,075)	224	(197)	(757)
Comprehensive Loss	(238,718)	(44,223)	(67,071)	(17,688)	(17,751)
Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)	–	–
Weighted Average Shares Outstanding – Basic and Diluted		8,190,000	8,190,000	8,190,000	8,190,000

Here Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Nine	Nine
	Months	Months
	Ended	Ended
	February 28,	February 28,
	2010	2009
	$	$
Operating Activities
Net loss for the period	(43,148)	(67,295)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	4,740	4,506
Donated services and rent	20,250	20,250
Changes in operating assets and liabilities:
Accounts receivable	(785)	1,455
Accounts payable	8,860	6,116
Accrued liabilities	5,752	2,351
Due to related parties	(494)	(4,305)
Net Cash Used In Operating Activities	(4,825)	(36,922)
Financing Activities
Proceeds from loan payable	20,000	30,000
Repayment of loan payable	(13,000)	–
Net Cash Provided by Financing Activities	7,000	30,000
Effect of Exchange Rate Changes on Cash	(1,258)	2,950
Change in Cash	917	(3,972)
Cash, Beginning of Period	7,644	9,628
Cash, End of Period	8,561	5,656
Non-cash Investing and Financing Activities
Property and equipment acquired from a related party	–	–
Website acquired from a related party	–	–
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of February 28, 2010, the Company has generated minimal revenue, has a working capital deficit of $73,708, and has incurred losses from operations of $236,769 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, amounts due to related parties and short-term loans payable. Pursuant to ASC 825, the fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company estimates that the carrying values of all of its other financial instruments approximate their fair values due to the immediate or relatively short maturities of these instruments.

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

For the nine-month periods ended February 28, 2010 and 2009, revenue from a single customer represented 100% of total revenue. As at February 28, 2010 and 2009, 100% of accounts receivable are due from this customer.

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

The functional currency of the Subsidiary is the Canadian dollar. The financial statements of the Subsidiary are translated to United States dollars under the current rate method in accordance with ASC 830, “Foreign Currency Translation Matters”. Under the current rate method, all assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders’ equity. A cumulative translation adjustment of $1,949 as of February 28, 2010 has been included in accumulated other comprehensive income in the accompanying consolidated balance sheet.

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

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at February 28, 2010, the Company’s only component of comprehensive loss consisted of foreign currency translation adjustments.

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

In May 2009, FASB issued ASC 855, “Subsequent Events”, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

				May 31,
		February 28, 2010		2009
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Computer hardware	3,183	3,006	177	929
Furniture and equipment	552	313	239	307

	3,735	3,319	416	1,236

4.	Website

	February 28,	May 31,
	2010	2009
	$	$

Website	16,074	15,345
Less: Accumulated amortization	(13,875)	(9,409)

Net Carrying Value	2,199	5,936

F–7

Here Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

4.	Website (continued)

The following is the estimated annual amortization expense for each of the next three years:

$
Remainder of 2010	1,356
2011	843
2,1999

5.	Related Party Transactions

	a)	As at February 28, 2010, the Company was indebted to the directors of the Company in the amount of $9,602 (May 31, 2009 - $10,096), which is non-interest bearing, unsecured, and due on demand.

b)

One employee of the Company provided management services and office premises to the Company at no charge. The donated services have an estimated fair value of $2,000 per month and office premises have an estimated fair value of $250 per month. During the nine-month period ended February 28, 2010, $18,000 (2009 - $18,000) in donated services and $2,250 (2009 - $2,250) in donated rent were charged to operations and recorded as donated capital.

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

In June 2009, the Company entered into a letter agreement with Magnolia, pursuant to which Magnolia agreed to advance the Company $20,000 upon the execution of the letter agreement, which amount was to be utilized by the Company solely for expenses related to the completion of the audit of the Company’s financial statements for the year ended May 31, 2009. In addition, upon the consummation of the transactions contemplated under the MOU, $20,000 is to be applied as a credit against the purchase price for the controlling interest in the Company as contemplated by the MOU. If such transactions fail to close on or before August 31, 2009 or such later date as agreed by Magnolia and the Company, through no fault of the Company, $20,000 is to be treated as a “break up” fee payable to the Company. If the Company or its controlling shareholders, for any reason, determine not to proceed with such transactions upon being presented with the definitive merger agreement, $20,000 is to be immediately due and payable to Magnolia within 10 days of being presented with the definitive agreement. The Company extended the closing date to December 15, 2009.

On October 15, 2009, Magnolia advanced the Company $15,000 of the $20,000 contemplated under the letter agreement. On December 10, 2009, Magnolia decided not to proceed with the transactions contemplated by the MOU and abandoned the reverse takeover transactions. Accordingly, the Company recognized the $15,000 as other income in the statement of operations for the nine-month period ended February 28, 2010. Management does not expect the Company to receive from Magnolia the remaining $5,000 contemplated under the letter agreement.

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

The parties agreed to use their best efforts to negotiate in good faith the definitive agreement, which was contemplated to contain, among other things, the following provisions: (i) at the closing, Magnolia will own a majority of the fully diluted shares of our common stock, with the understanding that post-bridge funding, Magnolia will hold approximately 85% of the issued and outstanding shares on a fully diluted basis. The certain significant shareholders of our company will sell their shares as part of this transaction and new shares will be issued from authorized, leaving a total post-transaction capitalization to be finalized between the parties, in good faith, in the definitive agreement; (ii) we will eliminate all liabilities from our balance sheet and have no ongoing operations as of the closing date; (iii) we will deliver to Magnolia fiscal years 2007 and 2008 audits by an accounting firm accredited with the PCAOB and a member of the SEC practice section; (iv) we will deliver to Magnolia certified transfer sheets (or make same available through the transfer agent) as well as all corporate books and records and support documents for the audits; and (v) all officers and employees will resign from our company in all current capacities, with no further compensation due under their existing employment agreements.

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

On October 15, 2009, Magnolia advanced our company $15,000 of $20,000 contemplated under the letter agreement. On December 10, 2009, Magnolia decided not to proceed with the transactions contemplated by the memorandum of understanding and we consider $15,000 from Magnolia as a “break up” fee. Accordingly, we recognized $15,000 as other income in the statement of operations for the nine-month period ended February 28, 2010. Management does not expect our company to receive from Magnolia the remaining $5,000 contemplated under the letter agreement.

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

Results of Operations

The following table summarizes our operating results for the three and nine months ended February 28, 2010 and February 28, 2009:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009
Revenue	$1,670	$1,367	$4,471	$4,808
Operating Expenses	$19,161	$18,361	$62,619	$72,103
Net Loss	$17,491	$16,994	$43,148	$67,295

Three Months Ended February 28, 2010 and February 28, 2009

For the three months ended February 28, 2010, we generated revenues of $1,670 and incurred operating expenses of $19,161 as compared to revenues of $1,367 and operating expenses of $18,361 for the three months ended February 28, 2009. The increase in operating expenses was primarily attributable to higher auditing and legal fees incurred. As a result, for the three months ended February 28, 2010, we suffered a net loss of $17,491 as compared to net loss of $16,994 for the three months ended February 28, 2009.

General and administrative costs were $17,544 for the three months ended February 28, 2010 as compared to $16,985 for the three months ended February 28, 2009. The increase in general and administrative costs was primarily attributable to higher auditing and legal fees incurred.

Nine Months Ended February 28, 2010 and February 28, 2009

For the nine months ended February 28, 2010, we generated revenues of $4,471 and incurred operating expenses of $62,619 as compared to revenues of $4,808 and operating expenses of $72,103 for the nine months ended February 28, 2009. The decrease in revenues was primarily attributable to less advertising and increased competition for advertising on the website lowering the advertising rates paid. The decrease in operating expenses was primarily attributable to lower auditing and legal fees incurred. We recognized $15,000 advanced by Magnolia Solar, Inc. under the letter agreement that we entered into in June 2009 as other income in the statement of operations for the nine months ended February 28, 2010. As a result, for the nine months ended February 28, 2010, we suffered net loss of $43,148 as compared to net loss of $67,295 for the nine months ended February 28, 2009.

General and administrative costs were $57,879 for the nine months ended February 28, 2010 as compared to $67,597 for the nine months ended February 28, 2009. The decrease in general and administrative costs was primarily attributable to lower auditing and legal fees incurred.

Liquidity and Capital Resources

Working Capital

	At February 28,	At May 31,
	2010	2009
Current assets	$10,247	$8,545
Current liabilities	83,955	62,837
Working capital (deficiency)	$(73,708)	$(54,292)

At February 28, 2010, we had cash of $8,561 and working capital deficit of $73,708 as compared to cash of $7,644 and working capital deficit of $54,292 at May 31, 2009. We have suffered a net loss from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our director and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.

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

On October 15, 2009, Magnolia advanced our company $15,000 of $20,000 contemplated under the letter agreement. On December 10, 2009, Magnolia decided not to proceed with the transactions contemplated by the memorandum of understanding and we consider $15,000 from Magnolia as a “break up” fee. Accordingly, we recognized $15,000 as other income in the statement of operations for the nine-month period ended February 28, 2010. Management does not expect our company to receive from Magnolia the remaining $5,000 contemplated under the letter agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer, and principal accounting officer).

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

Based upon that evaluation, our president concluded that our disclosure controls and procedures were ineffective as at the end of the period covered by this quarterly report. There have been no changes in our internal control over financing reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

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

We incurred a net loss of $236,769 for the period from November 15, 2006 (date of inception) to February 28, 2010. On February 28, 2010, we had cash of $8,561. Should we require additional funding, we intend to raise the money required to fund our operations from the sale of our equity or debt securities; however, there can be no assurance that we will be able to do so. Because we have generated minimal revenues and have incurred a loss from operations since our inception, our independent auditors included an explanatory paragraph in their report dated August 4, 2009, regarding the substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

We plan to add new cities to our dining website directory. We plan on adding 3 new cities including Calgary, Toronto and Montreal in the future. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

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

Our president, Mark K. Ryun, has had limited experience in managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. There can be no assurance that our president will be able to implement programs and policies in an effective and timely manner that adequately respond to such legal and regulatory compliance and reporting requirements. Further, this could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. Our failure to do so could lead to the imposition of fines and penalties and further result in the deterioration of our business.

The loss of the services of our president would disrupt our operations and interfere with our ability to compete.

We depend upon the continued contributions of our president, Mark K. Ryun. We only have one employee, our president, secretary, treasurer and director, Mark K. Ryun. He handles all of the responsibilities in the area of corporate administration, business development and research. We do not carry key person life insurance on Mr. Ryun’s life and the loss of his services could disrupt our operations and interfere with our ability to compete with others.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed on September 10, 2007, as amended)

3.2	Bylaws (incorporated by reference from our registration statement on Form SB-2 filed on September 10, 2007, as amended)

3.3	Amended Bylaws (incorporated by reference from our registration statement on Form SB-2 filed on September 10, 2007, as amended)

10.1	Agreement between Superb Internet Connection and our company (incorporated by reference from our registration statement on Form SB-2 filed on September 10, 2007, as amended)

10.2	Letter of Intent between Conversational Computing Corporation dated August 1, 2008 (incorporated by reference on Form 8-K filed on August 18, 2008)

10.3	Merger Term Sheet between Conversational Computing Corporation dated August 1, 2008 (incorporated by reference on Form 8-K filed on August 18, 2008)

10.4	Promissory Note dated October 8, 2008 issued by our company to Mountain Equity Ltd. in the amount of $30,000 (incorporated by reference from our quarterly report on Form 10-Q filed on January 14, 2009)

10.5	Promissory Note dated April 8, 2009 issued by our company to Minerco Resources, Inc. in the amount of $10,000 (incorporated by reference from our annual report on Form 10-K filed on August 31, 2009)

10.6	Memorandum of Understanding between Magnolia Solar, Inc. and certain significant shareholders of our company and our company dated May 15, 2009 (incorporated by reference from our annual report on Form 10-K filed on August 31, 2009)

10.7	Letter Agreement between Magnolia Solar, Inc. and our company (incorporated by reference from our quarterly report on Form 10-Q filed on October 15, 2009)

21	Subsidiary of Here Enterprises, Inc.: Here Network Corp., a British Columbia Corporation

31*	Section 302 Certification of Mark K. Ryun

32*	Section 906 Certification of Mark K. Ryun

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERE ENTERPRISES, INC.

By:	/s/ Mark K. Ryun
Mark K. Ryun
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Date: April 12, 2010