Form 10-K
period 2010-05-31
HERE ENTERPRISES, INC.
filed 2010-10-15
CIK 1411846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

Commission file number:  000-52951

HERE ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2208420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 N. Rainbow Blvd. #2952, Las Vegas, NV	89107
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code:

(830) 393-9398

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:

Name of each exchange on which registered:

N/A

N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ] Yes    [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ]  Yes     [X]  No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes  [   ]  No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  [  ]  Yes    [x]  No

(Not required)

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]  Yes   [X ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.$0.00.  Registrant trades on the pink sheets under the symbol HRTE.  The only trades of the issuer’s stock occurred with the sale of 1,000 shares at $2.02 per share on June 1, 2010, 1,000 shares at $1.50 on April 21, 2010, and 100 shares at $1.50 per share on December 3, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 8,190,000 shares of common stock as of September 29, 2010.

PART I

Item 1.  Business

Corporate History

We were incorporated in the State of Nevada on November 15, 2006.  Our wholly-owned subsidiary, Here Network Corp., was incorporated in the Province of British Columbia on December 12, 2006.  We commenced business operations with the acquisition of dinehere.ca on December 12, 2006.

Through our subsidiary, Here Network Corp. incorporated in British Columbia, we operated a website dining guide at www.dinehere.ca called Dine Here.  The website contained restaurant listings for British Columbia including Greater Vancouver, Victoria and Whistler.

On May 15, 2009, certain significant shareholders of our company, and Magnolia Solar, Inc., entered into a memorandum of understanding with respect to the potential acquisition by Magnolia of a majority interest in our company.  The memorandum of understanding contemplates that pursuant to a mutually satisfactory definitive agreement between the parties, Magnolia would acquire a majority interest in the issued and outstanding common stock of our Company from our Company and certain significant shareholders of our Company for $300,000.  The purchase price of $300,000 was contemplated to be raised by Midtown Partners as part of its $1,500,000 bridge funding.

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

On April 9, 2010, we sold all of the issued and outstanding stock of Here Network Corp. to the founders of the Company, in exchange for the return of 5,600,000 shares of Here Enterprises common stock, which shares were then assigned and delivered to others.

On September 9, 2010, the Company entered into an agreement to become the sole shareholder of ABS Land Company, Inc.  and Cycle Ranch Inc., and the owner of 99% limited partnership interest of Cycle Ranch Management, Ltd. making them wholly-owned subsidiaries of the Company.  Cycle Ranch Inc. is the managing partner of Cycle Ranch Management, Ltd., which operates a motocross park near Floresville, Texas.  ASB owns land which it leases to Cycle Ranch Management, Ltd. for its operations.  Collectively, the entities will be referred to hereinafter as Cycle Ranch.

The Agreement is also subject to the guarantee of a promissory note issued to the original seller of the stock of the Target Companies in the amount of $640,000, with interest at 6% per annum and dated

February 5. 2010, which requires payment of $6,063 per month, with the balance due in full on August 30, 2012.

Current and Anticipated Business

Cycle Ranch

Cycle Ranch operates a motocross race track located in Floresville, Texas. They have 108 acres of red dirt and oak trees.  The main track is approximately 1.7 miles long and 30 feet wide and is prepped every weekend for races.  There is also a junior beginner track located behind the main race track.  Facilities also include bathrooms, covered pavilions with picnic tables, covered grandstands that seat 800 people, a bike wash, and a bike shop.  More details on the track, facilities and events can be viewed at www.cycleranchmx.com.

Current and Anticipated Sources of Revenue

Cycle Ranch

Currently, Cycle Ranch generates revenues from two separate sources.  Cycle Ranch Management, Ltd. generates revenues from the operation of its BMX race track through practice session fees, race event fees, camping fees, special event fees, the bike wash and sales from the bike shop.  Cycle Ranch Management, Ltd. pays a fee to lease the land on which the track is located to ASB Land Management, Inc., which is ASB’s only source of revenue.  Cycle Ranch, Inc. currently only serves as general partner of Cycle Ranch Management, Ltd.

Competition

Cycle Ranch

We compete regionally nationally with other speedway owners to sponsor events.  We compete for spectator interest with all forms of professional and amateur spring, summer and fall sports, and with a wide range of other available entertainment and recreational activities, conducted in and near Floresville, San Antonio, and Austin, Texas, and regionally and nationally.  These competing events or activities may be held on the same days as our events.  We promote outdoor motorsports events.  Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, among other things.

Employees

Our President, Secretary, Treasurer and Director, Mark K. Ryun, and our Chief Financial Officer, Michael T. Moore, are the only employee of our Company.  They handle all of the responsibilities in the area of corporate administration, business development and research.

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

REPORTS TO SECURITY HOLDERS

We filed a Prospectus as part of a Form S-1, as amended, with the Securities and Exchange Commission and will file reports, including quarterly and annual reports, with the Commission pursuant to Section 12(b) or (g) of the Exchange Act.  These reports and any other materials filed with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The Company files its reports electronically with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is http://www.sec.gov.

Item 1A. Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our executive and head office is located at 848 N. Rainbow Blvd., #2952, Las Vegas, NV  89107.  The Company also operates a motor cross race track, located in Floresville, Texas through its subsidiary, Cycle Ranch.  The Company owns a 99% interest in the company which owns the lease on that property.

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which our director and officer, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.  (Removed And Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are quoted on the OTC Bulletin Board under the trading symbol “HRTE.OB”.  There were very few trades in our common shares.  The following quotations obtained from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
May 31, 2010	$1.50	$0

February 28, 2010	$1.50	$0
November 30, 2009	$0	$0
August 31, 2009	$1.01	$0
May 31, 2009	$0	$0
February 28, 2009	$0	$0
November 30, 2008	$1.01	$0
August 31, 2008	$0	$0
May 31, 2008	$0.75	$0.75
February 29, 2008	$0.20	$0.15

There were no quotations reported for our common shares as reported on the OTC Bulletin Board prior to January 2008.  The last sale price of our common shares on June 1, 2010, was $2.02 per share.

There are currently 15 holders of record of our common stock.

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

?

we would not be able to pay our debts as they become due in the usual course of business; or

?

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Item 6.  Selected Financial Data.

	Accumulated
	From Nov. 15,
	2006 (Date of
	Inception) to	Year Ended	Year Ended
	May 31,	May 31	May 31
	2010	2010	2009

Revenues from continuing operations	$ -	$ -	$ -
Total operating expenses	$ 285,218	$ 109,665	$ 69,623
Operating Loss	(285,218)	(109,665)	(69,623)
Net loss	(264,490)	(70,869)	(83,341)
Net cash provided by financing activities	166,872	45,200	40,000
Cash used in operating activities	(142,441)	(46,658)	(36,462)
Cash and cash equivalents on hand	3,087	3,087	7,644
Net loss per common share: Basic and Diluted		(0.01)	(0.01)
Weighted average number of common shares outstanding:		8,190,000	8,190,000
Property and equipment acquired from a related

party	3,515	-	-
Stockholders’ deficit		(100,515)	(47,120)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in our annual report, particularly in the section entitled “Risk Factors” beginning on page 8 of the annual report.

Our audited consolidated financial statements are stated in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles.

Overview

We were incorporated in the State of Nevada on November 15, 2006.  Our wholly-owned subsidiary, Here Network Corp., was incorporated in the Province of British Columbia on December 12, 2006.  On March 9, 2010, the Company sold its wholly-owned subsidiary, Here Network Corp. to Company’s controlling shareholders in exchange for the return of 5,600,000 common shares of the Company, which were distributed to certain shareholders..

Sources of Revenue

The Company did not generate revenues from continuing operations for the year ended May 31, 2010.  Revenues generated from Here Network Corp. have been included in loss from discontinued operations.

Results of Operations

Year ended May 31, 2010 and May 31, 2009

The following table summarizes our operating results for the years ended May 31, 2009 and 2008:

	Year Ended May 31,
	2010	2009
Revenue	$-	$-
Operating Expenses	109,665	69,623
Net Loss	$(70,869)	$(83,341)

General and administrative costs were $109,665 for the year ended May 31, 2010 as compared to $69,923 for the year ended May 31, 2009. The increase in general and administrative costs was primarily attributable to Interest expense accrued and management fees incurred to offices of the Company.

Liquidity and Capital Resources

Working Capital

	At May 31,	At May 31,
	2010	2009
Current assets	$3,087	$8,545
Current liabilities	103,602	62,837
Working Capital Deficit	$(100,515)	$(54,292)

As of May 31, 2010, we had cash of $3,087, and a working capital of $100,515, as compared to cash of $7,644, and working capital deficit of $54,292 as of May 31, 2009.  We have suffered a net loss from inception.  The company is indebted to a director in the amount of $200, as of May 31, 2010, for expenses incurred on behalf of the Company.  As of May 31, 2010, the Company was indebted to a shareholder in the amount of $5,500.

On May 12, 2010, the Company issued a contingently convertible promissory note to The Good One, Inc. for proceeds of $10,000.  The Note is unsecured and bears an interest at 5% per annum.  It is automatically convertible into shares of the Company’s common stock upon satisfaction of certain conditions.  If those conditions are not met, the note and accrued interest is repayable on November 12, 2010 at a conversion price of 30% of the average closing bid price for the three business days prior to the notice of conversation as quoted on the Pink Sheets quotation system.

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

Because we have a working capital deficit, have generated minimal revenues, and have incurred losses from operations since inception, in their report on our audited financial statements for the year ended May 31, 2010, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 8. Financial Statements and Supplementary Data.

Here Enterprises, Inc.

(A Development Stage Company)

May 31, 2010

Index

Report of Independent Registered Public Accounting Firm

F–1

Consolidated Balance Sheet

F–2

Consolidated Statement of Operations

F–3

Consolidated Statement of Stockholders’ Deficit

F–4

Consolidated Statement of Cash Flows

F–5

Notes to the Consolidated Financial Statements

F–6 – F-11

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of

Here Enterprises, Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Here Enterprises, Inc. (A Development Stage Company) as of May 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and accumulated from November 15, 2006 (Date of Inception) to May 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Here Enterprises, Inc. (A Development Stage Company) as of May 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended, and accumulated from November 15, 2006 (Date of Inception) to May 31, 2010 in conformity with accounting principles generally accepted in the United States.

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

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

September 24, 2010

Here Enterprises, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	May 31, 2010 $	May 31, 2009 $

Current Assets

Cash	3,087	7,644
Accounts receivable	–	901

Total Current Assets	3,087	8,545

Property and equipment (Note 3)	–	1,236

Website (Note 4)	–	5,936

Total Assets	3,087	15,717

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	3,313	4,670
Accrued liabilities	9,889	8,071
Due to related parties (Note 6)	30,700	10,096
Loans payable (Note 7)	49,700	40,000
Contingently convertible promissory note (Note 8)	10,000	–

Total Current Liabilities	103,602	62,837

Nature of Operations and Going Concern (Note 1) Commitment (Note 11) Subsequent Events (Note 11)

Stockholders’ Deficit

Common stock (Note 5) Authorized: 1,500,000,000 shares, par value $0.001 Issued and outstanding: 8,190,000 shares	8,190	8,190
Preferred stock Authorized: 50,000,000 shares, par value $0.001 Issued and outstanding: nil shares	-	-
Subscriptions receivable (Note 5)	(5,600)	-

Additional paid-in capital	72,810	72,810

Donated capital (Note 6(c))	89,375	66,375

Accumulated other comprehensive loss	–	(874)

Deficit accumulated during the development stage	(265,290)	(193,621)

Total Stockholders’ Deficit	(100,515)	(47,120)

Total Liabilities and Stockholders’ Deficit	3,087	15,717

(The accompanying notes are an integral part of these consolidated financial statements)

Here Enterprises, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. dollars)

	Accumulated from November 15, 2006 (Date of Inception) to May 31, 2010 $	Year Ended May 31, 2010 $	Year Ended May 31, 2009 $

Revenues	–	–	–

Operating Expenses

General and administrative (Note 6)	285,218	109,665	69,623

Operating Loss	(285,218)	(109,665)	(69,623)

Other Income (Expense)

Other income (Note 9)	15,000	15,000	–
Gain on forgiveness of loans payable (Notes 7(c) and (d))	20,672	20,672	–
Loss on forgiveness of advances to Here Network Corp. (Note 5)	(21,258)	(21,258)	–

	14,414	14,414	–

Loss From Continuing Operations	(270,804)	(95,251)	(69,623)

Discontinued Operations (Note 5)
Loss from discontinued operations	(21,946)	(3,878)	(13,718)
Gain on disposal of discontinued operations	28,260	28,260	–

	6,314	24,382	(13,718)

Net Loss	(264,490)	(70,869)	(83,341)

Other Comprehensive Income

Foreign currency translation adjustments	–	–	(1,294)

Comprehensive Loss	(264,490)	(70,869)	(84,635)

Net Loss Per Share – Basic and Diluted
Continuing Operations		(0.01)	(0.01)
Discontinued Operations		–	–

		(0.01)	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted		8,190,000	8,190,000

(The accompanying notes are an integral part of these consolidated financial statements)

Here Enterprises, Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

For the period from Nov. 15, 2006 (Date of Inception) to May 31, 2010

(expressed in U.S. dollars)

	Common Stock
	Shares	Amount	Treasury Shares	Subscriptions Receivable	Additional Paid-in Capital	Donated Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total
	#	$	$	$	$	$	$	$	$
Balance, May 31, 2007	8,190,000	8,190	–	–	72,810	12,375	330	(15,434)	78,271

Donated services and rent	–	–	–	–	–	27,000	–	–	27,000

Foreign currency translation	–	–	–	–	–	–	90	–	90

Net loss for the year	–	–	–	–	–	–	–	(94,846)	(94,846)

Balance, May 31, 2008	8,190,000	8,190	–	–	72,810	39,375	420	(110,280)	10,515

Donated services and rent	–	–	–	–	–	27,000	–	–	27,000

Foreign currency translation	–	–	–	–	–	–	(1,294)	–	(1,294)

Net loss for the year	–	–	–	–	–	–	–	(83,341)	(83,341)

Balance, May 31, 2009	8,190,000	8,190	–	–	72,810	66,375	(874)	(193,621)	(47,120)
Shares returned to treasury upon disposition of Here Network Corp.	–	–	(6,400)	–	–	–	–	–	(6,400)
5,600,000 shares issued for $0.001 per share	–	–	6,400	(5,600)	–	–	–	(800)	–
Donated services and rent	–	–	–	–	–	23,000	–	–	23,000

Foreign currency translation	–	–	–	–	–	–	874	–	874

Net loss for the year	–	–	–	–	–	–	–	(70,869)	(70,869)

Balance, May 31, 2010	8,190,000	8,190	–	(5,600)	72,810	89,375	–	(265,290)	(100,515)

(The accompanying notes are an integral part of these consolidated financial statements)

Here Enterprises, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(expressed in U.S. dollars)

	Period From November 15, 2006 (Date of Inception) to May 31, 2010 $	Year Ended May 31,2010 $	Year Ended May 31,2009 $
Operating Activities

Loss from continuing operations	(270,804)	(95,251)	(69,623)

Non-cash items:

Donated services and rent	89,375	23,000	27,000
Gain on forgiveness of loans payable	(20,672)	(20,672)	–
Loss on forgiveness of advances to Here Network Corp.	21,258	21,258	–

Changes in operating assets and liabilities:

Accounts payable	3,313	(5,769)	1,848
Accrued liabilities	9,889	5,576	4,313
Due to related parties	25,200	25,200	–

Net Cash Used in Operating Activities	(142,441)	(46,658)	(36,462)

Investing Activities

Disposition of discontinued operations	–	(3,417)	–
Advances to Here Network Corp.	(21,258)	–	–
Purchase of Here Network Corp.	(86)	–	–

Net Cash Used in Investing Activities	(21,344)	(3,417)	–

Financing Activities

Proceeds from loan from shareholder	5,500	5,500	–
Proceeds from loan from former shareholder	672	–	–
Proceeds from issuance of common stock	81,000	–	–
Proceeds from issuance of contingently convertible promissory note	10,000	10,000	–
Proceeds from issuance of loans payable	82,700	42,700	40,000
Repayments of loans payable	(13,000)	(13,000)	–

Net Cash Provided by Financing Activities	166,872	45,200	40,000

Effect of Exchange Rate Changes on Cash	–	(107)	(297)

Increase (Decrease) in Cash from Continuing Operations	3,087	(4,982)	3,241

Increase (Decrease) in Cash from Discontinued Operations	–	425	(4,750)

Cash, Beginning of Period	–	7,644	9,153

Cash, End of Period	3,087	3,087	7,644

Non-cash Investing and Financing Activities

Property and equipment acquired from a related party	3,515	–	–
Shares returned for disposal of Here Network Corp.	6,400	6,400	–
Website acquired from a related party	4,330	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

1.

Nature of Operations and Going Concern

Here Enterprises, Inc. (the “Company”) was incorporated in the state of Nevada on November 15, 2006. On December 12, 2006, the Company incorporated Here Network Corp., a company incorporated in the province of British Columbia, Canada. On December 12, 2006, Here Network Corp. acquired a website www.dinehere.ca which provides restaurant listings and reviews to a broad spectrum of Internet visitors. The Company derives advertising revenue from this website. On March 9, 2010, the Company sold its wholly-owned subsidiary, Here Network Corp (see Note 5). The Company is a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Enterprises”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of May 31, 2010, the Company has generated minimal revenue, has a working capital deficit of $100,515, and has incurred losses from operations of $264,490 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through debt and equity financing arrangements (see Note 11), which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending May 31, 2011.  There is no assurance that the Company will obtain the necessary financing to complete its objectives.

2.

Summary of Significant Accounting Policies

(l)

Basis of Presentation

These consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its formerly wholly-owned Canadian subsidiary, Here Network Corp. from December 12, 2006 (date of inception) to March 9, 2010 (date of disposition - see Note 5). All significant inter-company transactions and balances have been eliminated.  The Company’s fiscal year end is May 31.

(l)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the useful lives and recoverability of long-lived assets, allowance for doubtful accounts, donated expenses, deferred income tax asset valuation allowances and the valuation of financial instruments. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(l)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

2.

Summary of Significant Accounting Policies (continued)

(l)

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

The Company’s financial instruments consist principally of cash, accounts payable, amounts due to related parties, loans payable and contingently convertible promissory note.  Pursuant to ASC 825, the fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  The Company estimates that the carrying values of all of its other financial instruments approximate their fair values due to the immediate or relatively short maturities of these instruments.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of May 31, 2010 as follows:

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	May 31, 2010
	$	$	$	$

Assets:
Cash	3,087	–	–	3,087

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of May 31, 2010.

The Company’s discontinued operations (see Note 5) were in Canada and virtually all of its assets and liabilities gave rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. For the year ended May 31, 2010 and 2009, 100% of revenues were earned from a single customer. As at May 31, 2009, 100% of accounts receivable was due from this customer.

2.

Summary of Significant Accounting Policies (continued)

(e)

Property and Equipment

Property and equipment are recorded at cost. Amortization has been provided using the following methods and estimated useful lives:

Computer hardware	3 years straight-line
Furniture and office equipment	5 years straight-line

(f)

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

(g)

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

(h)

Foreign Currency Translation

The functional and reporting currencies of the Company are the United States dollar. The functional currency of the Here Network Corp. is the Canadian dollar. The financial statements of Here Network Corp. are translated to United States dollars under the current rate method in accordance with ASC 830, “Foreign Currency Translation Matters”. Under the current rate method, all assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders’ deficit.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All differences are recorded in the results of operations.

(i)

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

(j)

Revenue Recognition

The Company’s revenue is derived from pay per click advertising placed on its website. The Company recognizes this advertising revenue in accordance with ASC 605, “Revenue Recognition” when the price is fixed or determinable, persuasive evidence of an arrangement exists, the revenue has been earned, and collectibility is reasonably assured.

(k)

Comprehensive Income

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at May 31, 2010, the Company’s does not have any accumulated other comprehensive loss.

2.

Summary of Significant Accounting Policies (continued)

(l)

Basic and Diluted Net Income (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at May 31, 2010, the Company does not have any dilutive potential shares outstanding.

(m)

Reclassification

Certain reclassifications have been made to the comparative figures to conform to the current period’s presentation.

(m)

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measurements and Disclosures.  ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this amendment is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Measuring Liabilities at Fair Value, which amends the ASC Topic 820, Fair Value Measurements and Disclosures.  ASU No. 2009-05 amends the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard became effective on September 1, 2009. The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

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

In May 2009, FASB issued ASC 855, “Subsequent Events”, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard is effective for interim or annual periods ending after June 15, 2009 The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Property and Equipment

	May 31, 2010			May 31, 2009
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Computer hardware	–	–	–	929
Furniture and equipment	–	–	–	307

	–	–	–	1,236

4.

Website

	May 31, 2010	May 31, 2009
	$	$

Website	–	15,345
Less: Accumulated amortization	–	(9,409)

Net Carrying Value	–	5,936

5.

Discontinued Operations and Capital Stock

On March 9, 2010, the Company sold its wholly-owned subsidiary, Here Network Corp. to the Company’s controlling shareholders in exchange for the return of 5,600,000 common shares of the Company to treasury. The transaction was measured at $6,400, the estimated fair value of Here Network Corp., which was considered more reliably measureable than the Company’s stock as it does not trade in an active market. The Company recognized a gain on disposal of Here Network Corp. of $28,260. The 5,600,000 common shares were subsequently redirected to other shareholders of the Company at a price of $0.001 per share. As at May 31, 2010, subscriptions in the amount of $5,600 are due from these shareholders. On May 31, 2010, the Company forgave advances of $21,258 provided to Here Network Corp. prior to its disposal.

The results of discontinued operations of Here Network Corp. are summarized as follows:

	Year Ended May 31, 2010 $	Year Ended May 31, 2009 $	Accumulated from November 15, 2006 (Date of Inception) to May 31, 2010 $

Revenues	4,476	5,559	23,302

Operating Expenses

Amortization	4,388	5,882	16,063
General and administrative	3,966	13,395	29,185
			,
Total Operating Expenses	8,354	19,277	45,248

Loss from Discontinued Operations	(3,878)	(13,718)	(21,946)

5.

Discontinued Operations and Capital Stock (continued)

The gain on disposal of Here Network Corp. is summarized as follows:

Amount $

Consideration Received:
Shares of the Company returned to treasury	6,400

Net Liabilities:
Cash	(3,417)
Other assets	(3,737)
Total liabilities	31,064
Accumulated other comprehensive loss	(2,050)

21,860

Gain on Disposal of Discontinued Operations	28,260

Cash flows of the discontinued operations of Here Network Corp. are summarized as follows:

	Year Ended May 31, 2010 $	Year Ended May 31, 2009 $	Accumulated from November 15, 2006 (Date of Inception) to May 31, 2010 $

Operating activities	1,026	(5,844)	–
Investing activities	–	–	–
Financing activities	–	–	–
Effect of exchange rate changes on cash	(601)	1,094	–

Net Increase (Decrease) in Cash	425	(4,750)	–

6.

Related Party Transactions and Balances

(a)

As at May 31, 2010, the Company was indebted to a director (2009 – former directors) of the Company in the amount of $200 (May 31, 2009 - $10,096) for expenses incurred on behalf of the Company. The amounts are unsecured, non-interest bearing and due on demand.

(b)

As at May 31, 2010, the Company was indebted to a shareholder of the Company in the amount of $5,500 (May 31, 2009 - $nil). The amount is unsecured, non-interest bearing and due on demand.

(c)

One former employee of the Company provided management services and office premises to the Company at no charge for the period from June 1, 2009 to March 8, 2010. From March 9, 2010 to May 31, 2010, an officer of the Company provided office premises to the Company at no charge. The donated services have an estimated fair value of $2,000 per month and office premises have an estimated fair value of $250 per month. During the year ended May 31, 2010, $20,000 (2009 - $24,000) in donated services and $3,000 (2009 - $3,000) in donated rent were charged to operations and recorded as donated capital.

(d)

On April 1, 2010, the Company entered into an agreement with the Chief Executive Officer of the Company to provide management services at a rate of $10,000 per month. The agreement can be terminated with notice of one month. During the year ended May 31, 2010, the Company incurred $20,000 in management fees under the agreement which has been recorded in general and administrative expense in the statement of operations. As at May 31, 2010, $20,000 was unpaid. The amount due is unsecured, non-interest bearing and due on demand.

6.

Related Party Transactions and Balances (continued)

(e)

On April 1, 2010, the Company entered into an agreement with the Chief Financial Officer of the Company to provide management services at a rate of $2,500 per month. The agreement can be terminated with notice of one month. During the year ended May 31, 2010, the Company incurred $5,000 in management fees under the agreement which has been recorded in general and administrative expense in the statement of operations. As at May 31, 2010, $5,000 was unpaid. The amount due is unsecured, non-interest bearing and due on demand.

7.

Loans Payable

(a)

On October 8, 2008, the Company issued a promissory note to an unrelated company for proceeds of $30,000.  The promissory note bears interest at 20% per annum, is unsecured and repayable on demand.

(b)

On April 8, 2009, the Company issued a promissory note to an unrelated company for proceeds of $10,000. On June 26, 2009 and March 24, 2010, the Company issued additional promissory notes to this company for proceeds of $20,000 and $2,700 respectively. The Company repaid $5,000 on October 20, 2009, and $8,000 on November 19, 2009. The promissory notes bear no interest, are unsecured and have no fixed term for repayment.

(c)

On March 31, 2010, the Company issued a promissory note to a former director of the Company for proceeds of $20,000. On May 31, 2010, the former director of the Company forgave the promissory note. The promissory note bore no interest, was unsecured and had no fixed term for repayment.

(d)

On May 31, 2010, the former president of the Company forgave an amount owing to him totalling $672. The amount bore no interest, were unsecured and had no fixed term for repayment.

8.

Contingently Convertible Promissory Note

On May 12, 2010, the Company issued a contingently convertible promissory note to The Good One, Inc. (see Note 11) for proceeds of $10,000.  The promissory note is unsecured, bears interest at 5% per annum and is automatically convertible into shares of the Company’s stock upon the satisfaction of certain conditions.  If the conditions for automatic conversion are not satisfied, the note and accrued interest is repayable on November 12, 2010. The conversion price is equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system. The note may be repaid by the Company, in whole or in part, at any time without penalty.

9.

Other Income

On May 15, 2009, the Company signed Memorandum of Understanding (the “MOU”) with Magnolia Solar, Inc. (“Magnolia”) under which Magnolia was to acquire a majority interest in the issued and outstanding common stock of the Company from its controlling shareholders for $300,000 in a reverse merger transaction. On October 15, 2009, Magnolia advanced the Company $15,000 of the $20,000 deposit contemplated under the letter agreement. If the reverse merger transaction was to fail to close, through no fault of the Company, the $20,000 deposit was to be treated as a “break up” fee payable to the Company. On December 10, 2009, Magnolia decided not to proceed with the transactions contemplated by the MOU and abandoned the reverse takeover transactions.  Accordingly, the Company recognized the $15,000 as other income in the statement of operations during the year ended May 31, 2010. Management does not expect the Company to receive the remaining $5,000 contemplated under the agreement from Magnolia.

10.

Income Taxes

The income tax recovery differs from the amount computed by applying the federal and state income tax rate of 35% (2009 – 35%) to loss from continuing operations for the years ended May 31, 2010 and 2009 as follows:

	2010 $	2009 $

Income tax recovery computed at statutory rates	33,338	24,368
Permanent differences	(8,050)	(9,450)
Other	(7,159)	5,510
Change in valuation allowance	(18,129)	(20,428)

Income tax recovery	–	–

Significant components of the Company’s deferred tax assets and liabilities as at May 31, 2010 and 2009 were as follows:

	2010 $	2009 $

Deferred tax assets
- Net operating loss carryforward	62,665	44,536
- Less valuation allowance	(62,665)	(44,536)

Net deferred tax asset and liability	–	–

The Company has incurred net operating losses totalling $179,042, which begin to expire in 2027. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

11.

Subsequent Events

(a)

On July 20, 2010, the Company issued a $10,000 convertible note to a shareholder of the company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(b)

On August 3, 2010, the Company issued a $10,000 convertible note to a shareholder of the company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

11.

Subsequent Events (continued)

(c)

On September 9, 2010, the Company entered into Share Purchase Agreement with The Good One, Inc. (“The Good One”), under which it agreed to purchase all of the common stock of Cycle Ranch, Inc. and ASB Land Company, Inc., and the 99% limited partnership interest of Cycle Ranch Management, Ltd., (collectively the “Shares”).  In exchange for the Shares, the Company will issue to The Good One a convertible promissory note in the amount of $5,000,000 (the “Note”).  The Note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance. The Note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 50% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system (the “Conversion Price”). The Conversion Price is subject to a minimum of $0.001 per share, being par value. The Note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The Good One may either accept the prepayment or request that it be immediately converted to shares of the Company at the Conversion Price. In conjunction with the Share Purchase Agreement, the Company has agreed to guarantee the repayment of a $640,000 promissory note due from The Good One to a third party (the “Promissory Note”). The Promissory Note is secured by the Shares and bears interest at 6% per annum. Principal and interest are payable commencing March 1, 2010 in monthly installments of $5,063, increasing to $6,063 on September 1, 2010, with the remaining balance due on August 30, 2012. The Promissory Note may be repaid, in whole or in part at any time without penalty. The Shares are to be held in escrow until the Promissory Note and accrued interest are repaid. An estimate of the financial effect of this transaction cannot be made as at October 14, 2010, the date these financial statements were available to be issued, as reliable financial information relating to the net assets acquired by the Company on September 9, 2010 was unavailable. The combined financial statements of ASB Land Company, Inc. and Cycle Ranch Management, Ltd. are included in the Company’s 8-K filed on September 24, 2010.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being May 31, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our President (our principal executive officer, principal financial officer, and principal accounting officer).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of May 31, 2010, our internal control over financial reporting was not effective. The ineffectiveness of our internal control over financial reporting was due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our management identified the following material weaknesses in our internal control over financial reporting:

*

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

*

Insufficient segregation of duties in our finance and accounting functions due to limited personnel – During the year ended May 31, 2010, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected; and

*

Lack of accounting staff with sufficient technical accounting knowledge – We do not have accounting staff with sufficient technical accounting knowledge relating to accounting for complex U.S. generally accepted accounting principles matters.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. To remediate the material weaknesses identified, we plan to implement the following changes during the year ending May 31, 2011:

*

We intend to recruit two or more additional independent directors and create an audit committee at such time as additional directors are retained; and

*

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended May 31, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

On March 9, 2010, the Company sold its wholly-owned subsidiary, Here Network Corp., to the Company’s founders and then-controlling shareholders in exchange for the return of 5,600,000 common shares of the Company.  The Company simultaneously assigned the shares to certain individuals and entities for an amount equal to $5,600, which amount is currently due the Company from those shareholders.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

A director of our company holds office until the next annual meeting of the shareholders or until his successors has been elected and qualified.  An officer of our company is appointed by our board of directors and holds office until his death, resignation or removal from office.  Our directors and executive officers, their age, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Mark K. Ryun	President, Secretary, Treasurer, Director, CEO	51	March 4, 2010
Michael T. Moore	CFO	51	March 16, 2010

Business Experience

The following is a brief account of the education and business experience of our officers and sole director during at least the past five years, indicating business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

Michael T. Moore, CFO

In December of 1982, Michael T. Moore achieved a Bachelor of Arts degree in accounting and economics from the University of California located in Santa Barbara.

Since June of 1985, Mr. Moore has been a certified financial planner (CFP) with the Jung Financial Group, Ltd. and in June of 1987, Mr. Moore received the designation of an enrolled agent (EA). The Jung Financial Group, Ltd. is a diversified financial services company located in the state of Hawaii with offices based in Honolulu on Oahu and Hilo on the island of Hawaii. The Jung Financial Group, Ltd. offers investment management, small business accounting and tax services.

Since September of 1989 and as of the date of this report, Mr. Moore has been the vice president and a 50% shareholder of the Jung Financial Group, Ltd. Mr. Moore manages The Jung financial Group, Ltd. and oversees the small business accounting and tax service areas of the business as well as its accounting and financial reports.

Mark K. Ryun

Since July of 1991, Mr. Mark K. Ryun has been the president and chief executive officer of the Coastal Wood Floors, a full-service hardwood flooring contracting company based in Haleiwa, Hawaii. Over the past 18 years, Mr. Ryun has been a member of the board of directors with the Honolulu Board of Contractors in the State of Hawaii, the National Wood Flooring Association (NWFA), and the Better Business Bureau of Hawaii (BBB).

Since June of 1992, Mr. Ryun raced professional motocross for Pflueger Honda, Montgomery Motors, No Fear and Oakley. He competed in Motocross events for ten years. During that time he also was employed as a spokesman and stuntman for the DARE program of Hawaii, helping to educate the public about the harmful effects of drugs and alcohol abuse.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officer and director, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2010, all filing requirements applicable to our former officers and directors and greater than ten percent beneficial owners were complied with.

Corporate Governance

All proceedings of our board of directors for the year ended May 31, 2010, were conducted by resolutions consented to in writing by our former directors or current director and filed with the minutes of the proceedings of the board of directors. A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a code of ethics because our board of directors believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our board of directors intends to adopt a code of ethics when circumstances warrant.

Nominating and Compensation Committees

We do not have standing nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have a standing compensation committee at this time because the functions of such committee are adequately performed by our board of directors.  Our board of directors has not adopted a charter for the compensation committee.

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

Item 11. Executive Compensation.

The following table shows the compensation received by our executive officers for the fiscal years ended May 31, 2010 and 2009:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compe nsation ($)	Total ($)
Simon Au(1) President, Secretary, Treasurer and Director	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Mark K. Ryun(3) President, Secretary, Treasurer, CEO, Director	2010	$20,000	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Michael T. Moore(3) CFO	2010	$5,000	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)

 Mr. Au became our director on September 10, 2008 and our President, Secretary, and Treasurer on September 12, 2008 and resigned all of his positions on March 4, 2010

(2)

 Mr. Ryun became our President, Secretary, Treasurer and director on March 4, 2010.

(3)

 Mr. Moore became our CFO on March 16, 2010.

We have not entered into written employment agreements with our former directors and officers.  We have entered into written employment agreement with our current officers.

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

Outstanding Equity Awards at Fiscal Year-End

As at May 31, 2010, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our former executive officers or current executive officer.

Director Compensation

Our former directors or current director did not receive or accrue any compensation for their services as a director during the fiscal year ended May 31, 2010.  We have no formal plan for compensating our director for his service in his capacity as a director.  A director is entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of July 1, 2010, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by our current director and executive officer.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Mark K. Ryan(2) President, Secretary, Treasurer, CEO, Director 848 N. Rainbow Blvd. #2952, Las Vegas, NV 89107	Common Stock	1,675,000(2)	20.45%
Michael T. Moore CFO 848 N. Rainbow Blvd. #2952, Las Vegas, NV 89107	Common Stock	0	0%
David Sayid 408 West 57th St., Suite 8E New York, NY 10019	Common Stock	800,000	9.77%
Kaleidoscope Real Estate Inc. 3540 W. Sahra #461 Las Vegas, NV 89102	Common Stock	1,500,000	18.32%
Ecoinnovation, LLC 59-574 Makana Rd. Haleiwa, HI 96712	Common Stock	800,000	9.77%
Acadia, LLC 131 E. Oakland Dr. Saint Rose, LA 70087	Common Stock	800,000	9.77%
Amber Sunset Ventures, LLC

172 E. Bullion Marysvale, UT 84750	Common Stock	800,000	9.77%
Bayou Business, LLC 4041 Williams Blvd, Suite A9 #192 Kenner, LA 70065	Common Stock	800,000	9.77%
Director and Executive Officers as a Group (2 person)	Common Stock	1,675,000	20.45%

(1) (2)

Based on 8,190,000 shares of common stock issued and outstanding as of June 1, 2010.

The shares are owned by Sunset Group, which is controlled by Mr. Ryan

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

Changes in Control

On September 9, 2010, we signed a Stock Purchase Agreement, and related documents, in which we purchased all of the stock and limited partnership interests owned by The Good One, Inc..  While management of the Company will not change as a result of this acquisition, it may be treated as a reverse capitalization for financial reporting purposes. .  Please see “Item 1. Business” above for more information regarding this transaction.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with related persons

Other than as disclosed below and elsewhere, there has been no transaction, since the beginning of the year ended May 31, 2009, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest.

(i)	any director or executive officer of our company;

(ii)	any beneficial owner of shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; and

(iii)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

As at May 31, 2009, we were indebted to Roger Williams, our former President, Secretary, Treasurer and director, and a holder of 50.06% of issued and outstanding shares of our common stock, in the amount of $3,781 and to Michael McFadyen, our former Vice President, Director of Sales and director, and a holder of 18.32% of issued and outstanding shares of our common stock, in the amount of $6,315. These debts were obligations of Here Network Corp. and ceased to be obligations of the Company upon the split-off of Here Network Corp. on March 9, 2010.

Also Mr. Williams provided management services and office premises to us at no charge until March 9, 2010.  The donated services are valued at $2,000 per month and office premises are valued at $250 per month.  During the year ended May 31, 2009, $20,000 (2008 - $24,000) in donated services and $2,500 (2008 - $3,000) in donated rent were charged to operations and recorded as donated capital.

Mark Ryun received $20,000 in management fees for April and May, 2010, and donated rent for April and May, 2010 in the amount of $500.  Michael Moore received $5,000 in management fees for April and May, 2010.

Director Independence

We currently act with one director, Mark K. Ryun.  As Mr. Ryun is our President, he is not an “independent director” as the term is used in NASDAQ rule 5605(a)(2).

Item 14. Principal Accounting Fees and Services.

Audit Fees: All fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and the review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2009:

$15,300

2010

$25,000

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2009:

$ 0

2010:

$0

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2009:

$ 0

Nature of Services:

2010:

$ 0

Nature of Services

All Other Fees:

2009:

$ 0

2010:

$ 0

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

(1)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERE ENTERPRISES, INC.

By:

/s/ Mark K. Ryun

Mark K. Ryun

Principal Executive Officer, President,

Principal Accounting Officer

By:

/s/ Michael T. Moore _________

Michael T. Moore, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

/s/ Mark K. Ryun__________________

Mark K. Ryun, Director, President,
Treasurer, Principal Accounting Officer