Form 10-Q
period 2010-08-31
HERE ENTERPRISES, INC.
filed 2010-11-19
CIK 1411846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

(830) 393-9398
(Registrant’s telephone number, including area code)

58-128 Wehiwa Way, Haleiwa, HI 96712
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

Yes [x]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [ ]     No [ ] (Not Required)

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

Yes [  ]     No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 8,190,000 shares of common stock outstanding as of November 18, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the period ended August 31, 2010, include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Here Enterprises, Inc.

(A Development Stage Company)

August 31, 2010

Index

Consolidated Balance Sheets                                                                                                                                                  F–1

Consolidated Statements of Operations                                                                                                                                F–2

Consolidated Statements of Cash Flows                                                                                                                              F–3

Notes to the Consolidated Financial Statements                                                                                                                 F–4

Here Enterprises, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	August 31, 2010 $	May 31, 2010 $
	(Unaudited)
Current Assets

Cash	13,633	3,087

Total Assets	13,633	3,087

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	14,876	3,313
Accrued liabilities	11,623	9,889
Due to related parties (Note 4)	68,200	30,700
Loans payable (Note 5)	49,700	49,700
Contingently convertible promissory note (Note 6)	10,000	10,000
Convertible promissory notes (Note 7)	2,330	–

Total Current Liabilities	156,729	103,602

Nature of Operations and Going Concern (Note 1)
Subsequent Events (Note 8)

Stockholders’ Deficit

Common stock (Note 8(b)) Authorized: 1,500,000,000 shares, par value $0.001 Issued and outstanding: 8,190,000 shares	8,190	8,190
Preferred stock Authorized: 50,000,000 shares, par value $0.001 Issued and outstanding: nil shares	–	–
Subscriptions receivable (Note 3)	(5,600)	(5,600)

Additional paid-in capital	102,810	72,810

Donated capital (Note 4(c))	89,375	89,375

Deficit accumulated during the development stage	(337,871)	(265,290)

Total Stockholders’ Deficit	(143,096)	(100,515)

Total Liabilities and Stockholders’ Deficit	13,633	3,087

The accompanying notes are an integral part of these financial statements.

Here Enterprises, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Accumulated from November 15, 2006 (Date of Inception) to August 31, 2010 $	Three Months Ended August 31, 2010 $	Three Months Ended August 31, 2009 $

Revenue	–	–	–

Operating Expenses

General and administrative (Note 4(d)(e))	354,016	68,798	10,520
	,
Operating Loss	(354,016)	(68,798)	(10,520)

Other Income (Expense)	13,547	(1,453)	–
Accretion of convertible promissory notes	(2,330)	(2,330)	–
Gain on forgiveness of loans payable	20,672	–	–
Loss on forgiveness of advances to Here Network Corp.	(21,258)	–	–
	10,631	(3,783)	–
Loss From Continuing Operations	(343,385)	(72,581)	(10,520)

Discontinued Operations (Note 3)
Loss from discontinued operations	(21,946)	–	(12,103)
Gain (loss) on disposal of discontinued operations	28,260	–	–

	6,314	–	(22,623)
Net Loss	(337,071)	(72,581)	(22,623)

Other Comprehensive Loss

Foreign currency translation adjustments	–	–	(320)

Comprehensive Loss	(337,071)	(72,581)	(22,943)

Net Loss Per Share – Basic and Diluted
Continuing Operations		(0.01)	–
Discontinued Operations		–	–
		(0.01)	–

Weighted Average Shares Outstanding – Basic and Diluted		8,190,000	8,190,000

The accompanying notes are an integral part of these financial statements.

Here Enterprises, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended August 31, 2010 $	Three Months Ended August 31, 2009 $

Operating Activities

Net loss from Continued Operations for the period	(72,581)	(10,520)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Accretion of convertible promissory notes	2,330	–
Donated services and rent	–	6,750

Changes in operating assets and liabilities:

Accounts payable	11,563	(4,000)
Accrued liabilities	1,734	1,062
Due to related parties	37,500	–
Advances to Here Network Corp.	–	(4,937)

Net Cash Used In Operating Activities	(19,454)	(11,645)

Financing Activities

Proceeds from contingently convertible promissory notes	30,000	20,000

Net Cash Provided by Financing Activities	30,000	20,000

Effect of Exchange Rate Changes on Cash	–	(62)

Net Increase in Cash from Continuing Operations	10,546	8,293
Net Increase in Cash from Discontinued Operations	–	3,957

Net Increase in Cash	10,546	12,250

Cash, Beginning of Period	3,087	7,644

Cash, End of Period	13,633	19,894

Non-cash Investing and Financing Activities

Property and equipment acquired from a related party	–	–
Website acquired from a related party	–	–

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these financial statements.

Here Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

1.

Nature of Operations and Continuance of Business

Here Enterprises, Inc. (the “Company”) was incorporated in the state of Nevada on November 15, 2006. On December 12, 2006, the Company incorporated Here Network Corp. (the “Subsidiary”), a company incorporated in the province of British Columbia, Canada. On December 12, 2006, Here Network Corp. acquired a website acquired a website www.dinehere.ca which provides restaurant listings and reviews to a broad spectrum of Internet visitors. The Company derives advertising revenue from this website. On March 9, 2010, the Company sold its wholly-owned subsidiary, Here Network Corp (see Note 3).  The Company is a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Enterprises”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of August 31, 2010, the Company has a working capital deficit of $143,096, and has incurred losses from operations of $337,871 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending May 31, 2011.  There is no assurance that the Company will obtain the necessary financing to complete its objectives.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its formerly wholly-owned Canadian subsidiary, Here Network Corp. from December 12, 2006 (date of inception) to March 9, 2010 (date of disposition – see Note 3).  All significant inter-company transactions and balances have been eliminated.  The Company’s fiscal year end is May 31.

b)

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended May 31, 2010, included in the Company’s Annual Report on Form 10-K filed October 15, 2010 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at August 31, 2010, and the results of its operations and cash flows for the three month periods ended August 31, 2010 and 2009. The results of operations for the period ended August 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

Here Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

c)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to valuation of financial instruments, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

e)

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

(expressed in U.S. dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

e)

Financial Instruments and Concentrations (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of August 31, 2010 as follows:

	Fair Value Measurements Using

	Quoted Prices in Active Markets For Identical Instruments (Level 1) $	Significant Other Observable Inputs (Level 2) $	Significant Unobservable Inputs (Level 3) $	Balance as of August 31, 2010 $
Assets:
Cash	13,633	–	–	13,633

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of August 31, 2010.

The Company’s discontinued operations (see Note 3) were in Canada and virtually all of its assets and liabilities gave rise to significant exposure to market risks from changes in foreign currency rates.  The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash.  The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

f)

Property and Equipment

Property and equipment are recorded at cost. Amortization has been provided using the following rates and methods:

Computer hardware	3 years straight-line
Furniture and office equipment	5 years straight-line

g)

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

h)

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

i)

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

j)

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

k)

Revenue Recognition

The Company’s revenue is derived from pay per click advertising placed on its website. The Company recognizes this advertising revenue in accordance with ASC 605, “Revenue Recognition” when the price is fixed or determinable, persuasive evidence of an arrangement exists, the revenue has been earned, and collectibility is reasonably assured.

l)

Comprehensive Income

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at August 31, 2010, the Company does not have any accumulated comprehensive loss.

m)

Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  As at August 31, 2010, the Company has 66,008 dilutive potential shares outstanding.

n)

Reclassification

Certain reclassifications have been made to the comparative figures to conform to the current period’s presentation.

Here Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

o)

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

The Company believes it has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Discontinued Operations

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

The results of discontinued operations of Here Network Corp. are summarized as follows:

	Three Months Ended August 31, 2010 $	Three Months Ended August 31, 2009 $	Accumulated from November 15, 2006 (Date of Inception) to August 31, 2010 $

Revenues	–	1,122	23,302

Operating Expenses

Amortization	–	1,527	16,063
General and administrative	–	11,698	29,185
			,
Total Operating Expenses	–	13,225	45,248

Loss from Discontinued Operations	–	(12,103)	(21,946)

Here Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

3.

Discontinued Operations and Capital Stock (Continued)

Cash flows of the discontinued operations of Here Network Corp. are summarized as follows:

	Three Months Ended August 31, 2010 $	Three Months Ended August 31, 2009 $

Operating activities	–	4,087
Investing activities	–	–
Financing activities	–	–
Effect of exchange rate changes on cash	–	(130)

Net Increase in Cash	–	3,957

4.

Related Party Transactions and Balances

a)

As at August  31, 2010, the Company was indebted to a director (2009 – former directors) of the Company in the amount of $200 (May 31, 2010 - $200) for expenses incurred on behalf of the Company.  The amounts are unsecured, non-interest bearing and due on demand.

b)

As at August 31, 2010, the Company was indebted to a shareholders of the Company in the amount of $5,500 (May 31, 2010 - $5,500).  The amount is unsecured, non-interest bearing and due on demand.

c)

One former employee of the Company provided management services and office premises to the Company at no charge for the period of June 1, 2009 to March 8, 2010.  From March 9, 2010 to May 31, 2010, an officer of the Company provided office premises to the Company at no charge. The donated services have an estimated fair value of $2,000 per month and office premises have an estimated fair value of $250 per month. During the three months period ended August 31, 2010, $nil (three months ended August 31, 2009 - $6,000) in donated services and $nil (three months ended August 31, 2009 - $750) in donated rent were charged to operations and recorded as donated capital.

d)

On April 1, 2010, the Company entered into an agreement with the Chief Executive Officer of the Company to provide management services at a rate of $10,000 per month.  The agreement can be terminated with notice of one month.  During the three months ended August 31, 2010, the Company incurred $30,000 (2009 - $nil) in management fees under the agreement which has been recorded in general and administrative expense in the statement of operations.  As at August 31, 2010, $50,000 was unpaid.  The amount due is unsecured, non-interest bearing and due on demand.

e)

On April 1, 2010, the Company entered into an agreement with the Chief Financial Officer of the Company to provide management services at a rate of $2,500 per month.  The agreement can be terminated with notice of one month.  During the three months ended August 31, 2010, the Company incurred $7,500 (2009 - $nil) in management fees under the agreement which has been recorded in general and administrative expense in the statement of operations.  As at August 31, 2010, $12,500 was unpaid.  The amount due is unsecured, non-interest bearing and due on demand.

5.

Loans Payable

(a)

On October 8, 2008, the Company issued a promissory note to an unrelated company for proceeds of $30,000.  The promissory note bears interest at 20% per annum, is unsecured and repayable on demand.

Here Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

5.

Loans Payable (continued)

(b)

On April 8, 2009, the Company issued a promissory note to an unrelated company for proceeds of $10,000.  On June 26, 2009 and March 24, 2010, the Company issued additional promissory notes to this company for proceeds of $20,000 and $2,700 respectively.  The Company repaid $5,000 on October 20, 2009, and $8,000 on November 19, 2009.  The promissory notes bear no interest, are unsecured and has no fixed term for repayment.

6.

Contingently Convertible Promissory Note

On May 12, 2010, the Company issued a contingently convertible promissory note to The Good One, Inc. (see Note 8(a)) for proceeds of $10,000.  The promissory note is unsecured, bears interest at 5% per annum and is automatically convertible into shares of the Company’s stock upon the satisfaction of certain conditions.  If the conditions for automatic conversion are not satisfied, the note and accrued interest was repayable on November 12, 2010.  On November 12, 2010, the Company and The Good One, Inc. agreed to amend the repayment date to September 25, 2011 (see Note 8(c)).  The conversion price is equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The note may be repaid by the Company, in whole or in part, at any time without penalty.

7.

Convertible Promissory Notes

(a)

On July 20, 2010, the Company issued a $10,000 convertible note to a shareholder of the company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being January 20, 2010. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, Derivatives and Hedging, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at August 31, 2010, the carrying value of the convertible promissory note was $1,037.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(b)

On August 3, 2010, the Company issued a $10,000 convertible note to a shareholder of the company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being February 3, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, Derivatives and Hedging, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at August 31, 2010, the carrying value of the convertible promissory note was $793.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

Here Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

7.

Contingently Convertible Promissory Note (Continued)

(c)

On August 31, 2010, the Company issued a $10,000 convertible note to a shareholder of the company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being February 28, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, Derivatives and Hedging, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at August 31, 2010, the carrying value of the convertible promissory note was $500.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

8.

Subsequent Events

(a)

On September 9, 2010, the Company entered into Share Purchase Agreement with The Good One, Inc. (“The Good One”), under which it agreed to purchase all of the common stock of Cycle Ranch, Inc. and ASB Land Company, Inc., and the 99% limited partnership interest of Cycle Ranch Management, Ltd., (collectively the “Shares”).  In exchange for the Shares, the Company will issue to The Good One a convertible promissory note in the amount of $5,000,000 (the “Note”).  The Note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance. The Note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 50% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system (the “Conversion Price”). The Conversion Price is subject to a minimum of $0.001 per share, being par value. The Note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The Good One may either accept the prepayment or request that it be immediately converted to shares of the Company at the Conversion Price. In conjunction with the Share Purchase Agreement, the Company has agreed to guarantee the repayment of a $640,000 promissory note due from The Good One to a third party (the “Promissory Note”). The Promissory Note is secured by the Shares and bears interest at 6% per annum. Principal and interest are payable commencing March 1, 2010 in monthly installments of $5,063, increasing to $6,063 on September 1, 2010, with the remaining balance due on August 30, 2012. The Promissory Note may be repaid, in whole or in part at any time without penalty. The Shares are to be held in escrow until the Promissory Note and accrued interest are repaid. An estimate of the financial effect of this transaction cannot be made as at November 18, 2010, the date these financial statements were available to be issued, as reliable financial information relating to the net assets acquired by the Company on September 9, 2010 was unavailable. The combined financial statements of ASB Land Company, Inc. and Cycle Ranch Management, Ltd. are included in the Company’s 8-K filed on September 24, 2010.

(b)

On October 26, 2010, the Company’s outstanding common stock had a forward split by 100:1, such that each shareholder shall receive ninety-nine new shares of common stock for each one old share of outstanding issued common stock held on the record date.  The number of shares of the Company’s outstanding common shares is increased from 8,190,000 shares to approximately 819,000,000 shares.  As the forward split is expected to be effected subsequent to the issuance of these financial statements, all common shares and per share amounts have not been restated to give retroactive effect to the forward split.

(c)

On November 12, 2010, the Company and The Good One, Inc. agreed to amend the repayment date for the convertible promissory note described in Note 6 from November 12, 2010 to September 25, 2011.  All other terms and conditions of the Note remain the same.

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

Overview

We were incorporated in the State of Nevada on November 15, 2006.  Our former wholly-owned subsidiary, Here Network Corp., was incorporated in the Province of British Columbia on December 12, 2006.  On March 9, 2010, the Company sold Here Network Corp. to Here Network’s controlling shareholders in exchange for the return of 5,600,000 common shares of the Company, which were distributed to certain shareholders.

On September 9, 2010, the Company entered into an agreement to become the sole shareholder of ABS Land Company, Inc. and Cycle Ranch, Inc., and the owner of 99% limited partnership interest of Cycle Ranch Management, Ltd., making them wholly-owned subsidiaries of the Company.  Cycle Ranch, Inc. is the managing partner of Cycle Ranch Management, Ltd., which operates a motocross park near Floresville, Texas.  ASB owns land which it leases to Cycle Ranch Management, Ltd. for its operations.

Sources of Revenue

The Company did not generate revenues from continuing operations for the quarter end August 31, 2010.  Revenues generated from Here Network Corp. in the comparative period have been included in loss from discontinued operations.

Results of Operations

The following table summarizes our operating results for the three months ended August 31, 2010:

		Three Months Ended
		August 31	August 31
		2010	2009
Revenue	$		$-
Operating Expenses		$68,798	$10,520
Net Loss		$(72,501)	$(22,623)

Three Months Ended August 31, 2010 and August 31, 2009

For the three months ended August 31, 2010, we generated no revenues and incurred operating expenses of $68,798 as compared to revenues of $0 and operating expenses of $10,520 for the three months ended August 31, 2009. The increase in operating expenses was primarily attributable to higher auditing and legal fees incurred. As a result, for the three months ended August 31, 2010, we suffered a net loss of $72,581 as compared to net loss of $22,623 for the three months ended August 31, 2009.

General and administrative costs were $68,798 for the three months ended August 31, 2010 as compared to $10,520 for the three months ended August 31, 2009. The increase in general and administrative costs was primarily attributable to higher auditing and legal fees incurred.

Liquidity and Capital Resources

Working Capital

	August 31	May 31
	2010	2010
Current assets	$13,633	$3,087
Current liabilities	156,729	103,602
Working capital (deficiency)	$(143,096)	$(100,515)

At August 31, 2010, we had cash of $13,633 and working capital deficit of $156,729 as compared to cash of $3,087 and working capital deficit of $100,515 at May 31, 2010.  We have suffered a net loss from inception.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our director and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.

On May 12, 2010, the Company issued a contingently convertible promissory note to The Good One, Inc. for proceeds of $10,000.  The Note is unsecured and bears an interest at 5% per annum.  It is automatically convertible into shares of the Company’s common stock upon satisfaction of certain conditions.  If those conditions are not met, the note and accrued interest was repayable on November 12, 2010 at a conversion price of 30% of the average closing bid price for the three business days prior to the notice of conversation as quoted on the Pink Sheets quotation system.  On November 12, 2010, the Company and The Good One, Inc. agreed to amend the payment date to September 25, 2011.

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

On July 20, 2010, the Company issued a $10,000 convertible note to a shareholder of the company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being January 20, 2010. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, Derivatives and Hedging, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at August 31, 2010, the carrying value of the convertible promissory note was $1,037.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On August 3, 2010, the Company issued a $10,000 convertible note to a shareholder of the company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being February 3, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, Derivatives and Hedging, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at August 31, 2010, the carrying value of the convertible promissory note was $793.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On August 31, 2010, the Company issued a $10,000 convertible note to a shareholder of the company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being February 28, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, Derivatives and Hedging, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at August 31, 2010, the carrying value of the convertible promissory note was $500.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On September 9, 2010, the Company entered into a Share Purchase Agreement with The Good One, Inc. (“The Good One”), under which it agreed to purchase all of the common stock of Cycle Ranch, Inc. and ASB Land Company, Inc., and the 99% limited partnership interest of Cycle Ranch Management, Ltd., (collectively the “Shares”).  In exchange for the Shares, the Company will issue to The Good One a convertible promissory note in the amount of $5,000,000 (the “Note”).  The Note is unsecured and bears interest at 5% per annum.  Principal and accrued interest is repayable on demand commencing six months from the date of issuance.  The Note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 50% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system (the “Conversion Price”).  The Conversion Price is subject to a minimum of $0.001 per share.  The Note may be repaid by the Company, in whole or in part, at any time with 10 days notice.  The Good One may either accept the prepayment or request that it be immediately converted to shares of the Company at the Conversion Price.  In conjunction with the Share Purchase Agreement, the Company has agreed to guarantee the repayment of a $640,000 promissory note due from The Good One to a third party (the “Promissory Note”). The Promissory Note is secured by the Shares and bears interest at 6% per annum.  Principal and interest are payable commencing March 1, 2010, in monthly installments of $5,063, increasing to $6,063 on September 1, 2010, with the remaining balance due on August 30, 2012.  The Promissory Note may be repaid, in whole or in part at any time without penalty.  The Shares are to be held in escrow until the Promissory Note and accrued interest are repaid.  An estimate of the financial effect of this transaction cannot be made as at November 18, 2010, the date these financial statements were available to be issued, as reliable financial information relating to the net assets acquired by the

Company on September 9, 2010, was unavailable.  The combined financial statements of ASB Land Company, Inc. and Cycle Ranch Management, Ltd. are included in the Company’s 8-K filed on September 24, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being August 31, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer, and principal accounting officer).

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

We incurred a net loss of $337,511 for the period from November 15, 2006 (date of inception) to August 31, 2010.  On August 31, 2010, we had cash of $13,633.  Should we require additional funding, we intend to raise the money required to fund our operations from the sale of our equity or debt securities; however, there can be no assurance that we will be able to do so.  Because we have generated minimal revenues and have incurred a loss from operations since our inception, our independent auditors included an explanatory paragraph in their report dated September 24, 2010, for the year ended May 31, 2010, regarding the substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

There has been a limited trading market for shares of our common stock on the Pink OTC Markets (www.otcmarkets.com).  As a result, our stockholder may find it difficult to dispose of, or to obtain accurate quotations of the price of, shares of our common stock.  This severely limits the liquidity of shares of our common stock and has a material adverse effect on the market price for shares of our common stock and on our ability to raise additional capital.  An active public market for shares of our common stock may not develop, or if one should develop, it may not be sustained, and as a result, investors may not be able to resell shares of our common stock that they have purchased and may lose all of their investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed on September 10, 2007, as amended)

3.2	Bylaws (incorporated by reference from our registration statement on Form SB-2 filed on September 10, 2007, as amended)

3.3	Amended Bylaws (incorporated by reference from our registration statement on Form SB-2 filed on September 10, 2007, as amended)

3.4	Certificate of Amendment (incorporated herein by reference to our Current Report on Form 8K filed June 2, 2010)

10.1	Securities Purchase Agreement with the Good One, Inc., and associated companies (incorporated by reference from our Current Report on Form 8K filed on September 24, 2010)

21*	Subsidiary of Here Enterprises, Inc.:

31*	Section 302 Certification of Mark K. Ryun

32*	Section 906 Certification of Mark K. Ryun

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
Date: November 19, 2010