Form 10-Q
period 2010-11-30
HERE ENTERPRISES, INC.
filed 2011-01-26
CIK 1411846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

Yes [  ]     No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 819,000,000 shares of common stock outstanding as of January 19, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the period ended November 30, 2010, include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Here Enterprises, Inc.

November 30, 2010

Index

Consolidated Balance Sheets

F–1

Consolidated Statements of Operations

F–2

Consolidated Statements of Cash Flows

F–3

Notes to the Consolidated Financial Statements

F–4

F-4

Here Enterprises, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	November 30, 2010 $	May 31, 2010 $
	(Unaudited)
Current Assets

Cash	20,942	3,087

Total Current Assets	20,942	3,087

Property and Equipment (Note 4)	960,321	–
Goodwill (Note 3)	4,673,772	–

Total Assets	5,655,035	3,087

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	31,575	3,313
Accrued liabilities	91,405	9,889
Due to related parties (Note 5)	184,786	30,700
Loans payable (Note 6)	597,722	49,700
Contingently convertible promissory note (Note 7)	10,000	10,000
Convertible promissory notes, net of discount of $4,698,573 (Note 8)	422,628	–

Total Current Liabilities	1,338,116	103,602

Nature of Operations and Going Concern (Note 1)

Stockholders’ Equity (Deficit)

Common stock Authorized: 1,500,000,000 shares, par value $0.001 Issued and outstanding: 819,000,000 shares	819,000	819,000
Preferred stock Authorized: 50,000,000 shares, par value $0.001 Issued and outstanding: no shares	–	–

Subscriptions receivable	(5,600)	(5,600)

Donated capital	89,375	89,375

Additional paid-in capital	4,383,201	(738,000)

Deficit	(969,057)	(265,290)

Total Stockholders’ Equity (Deficit)	4,316,919	(100,515)

Total Liabilities and Stockholders’ Equity (Deficit)	5,655,035	3,087

The accompanying notes are an integral part of these unaudited financial statements

Here Enterprises, Inc.

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Accumulated from
	November 15,
	2006
	(Date of Inception)	Three Months Ended		Six Months Ended
	to November 30,	November 30,		November 30,
	2010	2010	2009	2010	2009
	$	$	$	$	$

Revenue	103,305	103,305	–	103,305	–

Expenses

Depreciation	25,389	25,389	–	25,389	–
General and administrative (Note 5)	387,672	33,656	9,836	102,454	20,356
Interest	60,228	60,228	–	60,228	–
Property taxes	5,750	5,750	–	5,750	–
Racing	19,821	19,821	–	19,821	–
Payroll	151,918	151,918	–	151,918	–

Total Operating Expenses	650,778	296,762	9,836	365,560	20,356

Loss from Continuing Operations Before Other Items	(547,473)	(193,457)	(9,836)	(262,255)	(20,356)

Other Income (Expense)

Accretion of convertible promissory notes (Note 8)	(440,059)	(437,729)	–	(440,059)	–
Gain on forgiveness of loans payable	20,672	–	–	–	–
Loss on forgiveness of advances to Here Network Corp	(21,258)	–	–	–	–
Other Income	13,547	–	15,000	(1,453)	15,000

Total Other Income (Expense)	(427,098)	(437,729)	15,000	(441,512)	15,000

(Loss) Gain From Continuing Operations	(974,571)	(631,186)	5,164	(703,767)	(5,356)

Discontinued Operations (Note 10)
Loss from discontinued operations	(21,946)	–	(8,198)	–	(20,301)
Gain on disposal of continued operations	28,260	–	–	–	–

	6,314	–	(8,198)	–	(20,301)

Net Loss	(968,257)	(631,186)	(3,034)	(703,767)	(25,657)

Other Comprehensive Loss

Foreign currency translation adjustments	(800)	–	(558)	–	(878)

Comprehensive loss	(969,057)	(631,186)	(3,592)	(703,767)	(26,535)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding		819,000,000	819,000,000	819,000,000	819,000,000

The accompanying notes are an integral part of these unaudited financial statements

Here Enterprises, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Six Months Ended November 30, 2010 $	Six Months Ended November 30, 2009 $

Operating Activities

Net loss from continuing operations for the period	(703,767)	(5,356)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Accretion of convertible promissory notes	440,059	–
Depreciation	25,389	–
Gain on forgiveness of debt	–	13,500
Convertible notes issued for expenses	32,121	–

Changes in operating assets and liabilities:

Advances to Here Network	–	(4,749)
Accounts payable and accrued liabilities	73,995	(1,692)
Due to related parties	100,615	–

Net Cash Provided by (Used In) Operating Activities	(31,588)	1,703

Investing Activities
Cash acquired from subsidiary	4,937	–
Purchase of property and equipment	(16,804)	–

Net Cash Used in Investing Activities	(11,867)	–
Financing Activities

Proceeds from notes payable	62,000	20,000
Repayment of notes payable	(690)	(13,000)

Net Cash Provided by Financing Activities	61,310	7,000

Net Increase in Cash from Continuing Operations		8,703
Net Decrease in Cash from Discontinued Operations	–	(1,235)

Net Increase in Cash	17,855	7,468

Cash, Beginning of Period	3,087	7,644

Cash, End of Period	20,942	15,112

Non-cash Investing and Financing Activities

Convertible notes issued for acquisition of equipment	2,826	–
Convertible notes issued for expenses	32,123	–
Issuance of convertible note for acquisition of subsidiary	5,000,000	–
Assumption of convertible note for acquisition of subsidiary	640,000	–

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these unaudited financial statements

Here Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

1.

Nature of Operations and Continuance of Business

Here Enterprises, Inc. (“Here Enterprises” or the “Company”) was incorporated in the state of Nevada on November 15, 2006. On December 12, 2006, the Company incorporated Here Network Corp. (the “Subsidiary”), a company incorporated in the province of British Columbia, Canada. On December 12, 2006, Here Network Corp. acquired a website www.dinehere.ca which provides restaurant listings and reviews to a broad spectrum of Internet visitors.

On March 9, 2010, Here Enterprises sold Here Network Corp. On September 9, 2010, Here Enterprises entered into a Share Purchase Agreement with The Good One, Inc. (“The Good One”), under which it agreed to purchase all of the common stock of Cycle Ranch, Inc. and ASB Land Company, Inc., and a 99% limited partnership interest of Cycle Ranch Management, Ltd. (collectively, “Cycle Ranch”).  Cycle Ranch, Inc. currently only serves as general partner of Cycle Ranch Management, Ltd. and owns the remaining 1% interest in Cycle Ranch Management Ltd.  Cycle Ranch operates a motocross park near Floresville, Texas (the “Cycle Ranch Business”).  Revenue is primarily generated from participant registration fees and admissions.  Upon the completion of this transaction, the Company emerged from the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Enterprises.”

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of November 30, 2010, the Company has a working capital deficit of $1,317,174, and has incurred losses from operations of $969,057 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending May 31, 2011.  There is no assurance that the Company will obtain the necessary financing to complete its objectives.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and wholly-owned subsidiaries, Cycle Ranch, Inc. and ASB Land Company, Inc. and Cycle Ranch Management, Ltd. from the date of acquisition, September 9, 2010 to November 30, 2010 (see Note 3).  All significant inter-company transactions and balances have been eliminated.  The Company’s fiscal year end is May 31.

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

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2010, and the results of its operations and cash flows for the three month and six month periods ended November 30, 2010 and 2009. The results of operations for the three month and six month periods ended November 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

Here Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

c)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to valuation of financial instruments, recoverability of long-lived assets, depreciation rates, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

e)

Advertising

Advertising costs totalled approximately $5,158 and $Nil for the six months ended November 30, 2010 and 2009, respectively, and are expensed as incurred.

f)

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

The Company’s financial instruments consist principally of cash, accounts payable, amounts due to related parties and short-term loans payable.  Pursuant to ASC 825, the fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  The Company estimates that the carrying values of all of its other financial instruments approximate their fair values due to the immediate or relatively short maturities of these instruments.

Here Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

f)

Financial Instruments and Concentrations (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of November 30, 2010 as follows:

	Fair Value Measurements Using

	Quoted Prices in Active Markets For Identical Instruments (Level 1) $	Significant Other Observable Inputs (Level 2) $	Significant Unobservable Inputs (Level 3) $	Balance as of November 30, 2010 $
Assets:
Cash	20,942	–	–	20,942

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of May 31, 2010 as follows:

	Fair Value Measurements Using

	Quoted Prices in Active Markets For Identical Instruments (Level 1) $	Significant Other Observable Inputs (Level 2) $	Significant Unobservable Inputs (Level 3) $	Balance as of November 30, 2010 $
Assets:
Cash	3,087	–	–	3,087

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of November 30, 2010.

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash.  The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

g)

Property and Equipment

Property and equipment are recorded at cost. Amortization has been provided using the following rates and methods:

Buildings and improvements	7 years straight-line
Computer hardware	3 years straight-line
Furniture and office equipment	5 years straight-line
Machinery and equipment	5 – 7 years straight line

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

j)

Revenue Recognition

The Company’s revenue is derived from participant registration fees and admissions to the motocross park. The Company recognizes this advertising revenue in accordance with ASC 605, “Revenue Recognition” when the price is fixed or determinable, persuasive evidence of an arrangement exists, the revenue has been earned, and collectability is reasonably assured.

k)

Comprehensive Income

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of other comprehensive income and its components in the financial statements. As at November 30, 2010, the Company does not have any accumulated other comprehensive loss.

l)

Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  As at November 30, 2010, the Company has 156,060,059 dilutive potential shares outstanding.

m)

Reclassification

Certain reclassifications have been made to the comparative figures to conform to the current period’s presentation.

n)

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

Here Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

3.

Acquisition

On September 9, 2010, Here Enterprises entered into Share Purchase Agreement with The Good One, under which it agreed to purchase the Cycle Ranch Business, consisting of all of the common stock of Cycle Ranch, Inc. and ASB Land Company, Inc., and a 99% limited partnership interest of Cycle Ranch Management, Ltd., (collectively the “Shares”). Cycle Ranch, Inc. currently only serves as general partner of Cycle Ranch Management, Ltd. and owns the remaining 1% interest in Cycle Ranch Management Ltd.  Cycle Ranch operates a motocross park near Floresville, Texas (the “Cycle Ranch Business”).  In exchange for the Shares, the Company issued to The Good One a convertible promissory note in the amount of $5,000,000 (the “Note”).  The Note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance.  The Note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 50% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system (the “Conversion Price”).  The Conversion Price is subject to a minimum of $0.001 per share, being par value.  The Note may be repaid by the Company, in whole or in part, at any time with 10 days notice.  The Good One may either accept the prepayment or request that it be immediately converted to shares of the Company at the Conversion Price.  In conjunction with the Share Purchase Agreement, the Company has agreed to guarantee the repayment of a $640,000 promissory note due from The Good One to a third party (the “Promissory Note”).  The Promissory Note is secured by the Shares and bears interest at 6% per annum.  Principal and interest were payable commencing March 1, 2010 in monthly installments of $5,063, increasing to $6,063 on September 1, 2010, with the remaining balance due on August 30, 2012.   The Company is issuing convertible notes for the principle repayments made by the Good One and plans to assume making the payments. The Promissory Note may be repaid, in whole or in part at any time without penalty.  The Shares are to be held in escrow until the Promissory Note and accrued interest are repaid.

The acquisition of the Cycle Ranch Business is valued at the fair value of the Note issued to the Good One and the fair value of the Promissory Note guaranteed by the Company.

The Note and the Promissory Note issued were determined to have a fair value of $5,552,947. The Company’s allocation of the purchase price to the estimated fair values of the assets and liabilities of the Cycle Ranch Business is as follows:

$

Cash and cash equivalents	4,937
Land	265,740
Buildings and improvements	657,470
Equipment	42,871
Accounts payable	(20,453)
Accrued liabilities	(15,333)
Due to related parties	(53,471)
Convertible notes	(2,586)

Net assets on acquisition	879,175
Purchase price	(5,552,947)

Excess of the purchase consideration over fair value allocated to goodwill	4,673,772

The Company’s allocation of the purchase price to the assets acquired and liabilities assumed is based upon their estimated fair values at the time of acquisition. The Company is in the process of determining fair values for the assets and liabilities acquired. Matters still under review could affect values assigned to assets and liabilities acquired.

Here Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

4.

Property and Equipment

Property and equipment consisted of the following at November 30, 2010 and May 31, 2010:

	November 30, 2010 Net Carrying Value $	May 31, 2010 Net Carrying Value $

Land	265,740	–
Buildings and improvements	657,470	–
Equipment	62,500	–
	985,710	–
Less Accumulated Amortization	(25,389)	–
	960,321	–

5.

Related Party Transactions and Balances

a)

As at November 30, 2010, the Company was indebted to the Chief Executive Officer of the Company in the amount of $80,200 (May 31, 2010 - $20,200) for consulting services.  The amounts are unsecured, non-interest bearing and due on demand.

b)

As at November 30, 2010, the Company was indebted to the Chief Financial Officer of Company in the amount of $20,000 (May 31, 2010 - $5,000) for consulting services.  The amount is unsecured, non-interest bearing and due on demand.

c)

As at November 30, 2010, the Company was indebted to shareholders of the Company in the amount of $80,586 (May 31, 2010 - $5,500).  The amount is unsecured, non-interest bearing and due on demand.

d)

The Chief Executive Officer of the Company has an agreement to provide management services at a rate of $10,000 per month.  The agreement can be terminated with notice of one month.  During the six months ended November 30, 2010, the Company incurred $60,000 (2009 - $nil) in management fees under the agreement which has been recorded in general and administrative expense in the statement of operations.

e)

The Chief Financial Officer of the Company has an agreement to provide management services at a rate of $2,500 per month.  The agreement can be terminated with notice of one month.  During the six months ended November 20, 2010, the Company incurred $15,000 (2009 - $nil) in management fees under the agreement which has been recorded in general and administrative expense in the statement of operations.

f)

One former employee of the Company provided management services and office premises to the Company at no charge for the period of June 1, 2009 to March 8, 2010.  From March 9, 2010 to May 31, 2010, an officer of the Company provided office premises to the Company at no charge. The donated services have an estimated fair value of $2,000 per month and office premises have an estimated fair value of $250 per month. During the six months period ended November 30, 2010, $nil (six months ended November 30, 2009 - $12,000) in donated services and $nil (three months ended August 31, 2009 - $1,500) in donated rent were charged to operations and recorded as donated capital.

6.

Loans Payable

(a)

On October 8, 2008, the Company issued a promissory note to an unrelated company for proceeds of $30,000.  The promissory note bears interest at 20% per annum, is unsecured and repayable on demand.

(b)

At November 30, 2010, the Company was indebted to a financing company for $1,896 (May 31, 2010 - $Nil).  The note is payable in monthly instalments of $162, bears interest of 10.4% and is secured by machinery.

(c)

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

Here Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

6. Loans Payable (continued)

(d)

On September 9, 2010, as part of the Share Purchase Agreement described in Note 3, the Company has agreed to guarantee the repayment of a $640,000 promissory note due from The Good One to a third party.  The Promissory Note is secured by the Shares and bears interest at 6% per annum.  Principal and interest was payable commencing March 1, 2010 in monthly instalments of $5,063, increasing to $6,063 on September 1, 2010, with the remaining balance due on August 30, 2012.  The Company is issuing convertible notes for the principle repayments made by the Good One and plans to assume making the payments. The Promissory Note may be repaid, in whole or in part at any time without penalty.  The Shares are pledged as security and to be held in escrow until the Promissory Note and accrued interest are repaid. Refer to Note 3.  On September 9, 2010, the Company discounted the note to the present value of the future cash flows.  The carrying value will be accreted over the term of the promissory note up to its face value of $640,000.  As at November 30, 2010, the carrying value of the convertible promissory note was $546,126 and the remaining outstanding principle was $627,874.

7.

Contingently Convertible Promissory Note

On May 12, 2010, the Company issued a contingently convertible promissory note to The Good One, Inc. for proceeds of $10,000.  The promissory note is unsecured, bears interest at 5% per annum and is automatically convertible into shares of the Company’s stock upon the satisfaction of certain conditions.  If the conditions for automatic conversion were not satisfied, the note and accrued interest would have been repayable on November 12, 2010.  On November 12, 2010, the Company and The Good One, Inc. agreed to amend the repayment date to September 25, 2011.  All other terms and conditions of the Note remain the same.  The conversion price is equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The note may be repaid by the Company, in whole or in part, at any time without penalty.

8.

Convertible Promissory Notes

(a)

On July 20, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being January 20, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at November 30, 2010, the carrying value of the convertible promissory note was $4,741.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(b)

On August 3, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being February 3, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at November 30, 2010, the carrying value of the convertible promissory note was $3,462.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

Here Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

8.

Convertible Promissory Notes (Continued)

(c)

On August 31, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being February 28, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at November 30, 2010, the carrying value of the convertible promissory note was $2,251.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(d)

On September 9, 2010, the Company, as part of the Share Purchase Agreement described in Note 3, issued a $5,000,000 convertible note pursuant to the acquisition agreement described in Note 3. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being March 9, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 50% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The conversion price is subject to a minimum of $0.001, being par value. The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $5,000,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $5,000,000. As at November 30, 2010, the carrying value of the convertible promissory note was $401,224.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(e)

On October 7, 2010, the Company issued a $12,000 convertible note to a shareholder of the Company for proceeds of $12,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being April 7, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $12,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $12,000. As at November 30, 2010, the carrying value of the convertible promissory note was $771.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(f)

On October 15, 2010, the Company issued a $25,000 convertible note to a shareholder of the Company for proceeds of $25,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing one year from the date of issuance October 15, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $Nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $25,000. As at November 30, 2010, the carrying value of the convertible promissory note was $827.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

Here Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

8.

Convertible Promissory Notes (Continued)

(g)

On October 21, 2010, the Company issued a $7,459 convertible note to a shareholder of the Company for proceeds of $7,459. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing one year from the date of issuance being October 21, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $7,459 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $7,459. As at November 30, 2010, the carrying value of the convertible promissory note was $676.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(h)

On November 8, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being May 8, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at November 30, 2010, the carrying value of the convertible promissory note was $732.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(i)

During the six month period ended November 30, 2010, the Company issued convertible notes totaling $36,742 to a shareholder of the Company for $36,742 of expenses paid on behalf of the Company. The convertible notes are unsecured and bear interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance. The notes can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion features of $36,742 as additional paid-in capital and reduced the carrying value of the convertible promissory notes to $nil. The carrying value will be accreted over the term of the convertible promissory notes up to their aggregate face value of $36,742. As at November 30, 2010, the carrying value of the convertible promissory notes was $7,944.  The notes may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

The notes mature as follows:

Principal $	Maturity Date

3,122	February 28, 2011
5,063	March 2, 2011
1,000	March 15, 2011
3,122	April 2, 2011
6,063	April 4, 2011
3,122	April 29, 2011
6,063	May 1, 2011
6,063	May 29, 2011
3,122	May 29, 2011
36,740

Here Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

9.

Common Stock

On October 26, 2010, the Company effected a 1:100 forward stock-split of its issued and outstanding common stock.  The issued and outstanding common shares increased from 8,190,000 shares of common stock to 819,000,000 shares of common stock.  All per share amounts have been retroactively restated to reflect the forward stock-split.

10.

Discontinued Operations

On March 9, 2010, the Company sold its wholly-owned subsidiary, Here Network Corp. to the Company’s controlling shareholders in exchange for the return of 5,600,000 common shares of the Company to treasury. The transaction was measured at $6,400, the estimated fair value of Here Network Corp., which was considered more reliably measureable than the Company’s stock as it does not trade in an active market. The Company recognized a gain on disposal of Here Network Corp. of $28,260. The 5,600,000 common shares were subsequently redirected to other shareholders of the Company at a price of $0.001 per share. As at November 30, 2010, subscriptions in the amount of $5,600 are due from these shareholders.

The results of discontinued operations of Here Network Corp. are summarized as follows:

	Six Months Ended November 30, 2010 $	Six Months Ended November 30, 2009 $	Three Months Ended November 30, 2010 $	Three Months Ended November 30, 2009 $	Accumulated from November 15, 2006 (Date of Inception) to November 30, 2010 $

Revenues	–	2,801	–	1,679	23,859

Operating Expenses

Amortization	–	2,112	–	1,596	16,132
General and administrative	–	20,990	–	8,281	25,768
					,
Total Operating Expenses	–	23,102	–	9,877	41,900

Loss from Discontinued Operations	–	(20,301)	–	(8,198)	(18,041)

Here Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

10.

Discontinued Operations (continued)

Cash flows of the discontinued operations of Here Network Corp. are summarized as follows:

	Six Months Ended November 30, 2010 $	Six Months Ended November 30, 2009 $

Operating activities	–	(216)
Investing activities	–	–
Financing activities	–	–
Effect of exchange rate changes on cash	–	(1,018)

Net Increase in Cash	–	(1,234)

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

Sources of Revenue

The Company generated $103,305 in revenues from continuing operations for the quarter end November 30, 2010.  Revenues generated from Here Network Corp. in the comparative period have been included in loss from discontinued operations.

Results of Operations

The following table summarizes our operating results for the three months ended November 30, 2010:

	Three Months Ended		Six Months Ended
	November 30	November 30	November 30	November 30
	2010	2009	2010	2009
Revenue	$103,305	$-	$103,305	$-
Operating Expenses	$296,762	$9,836	$365,560	$20,356
Net Loss	$(631,186)	$(3,034)	$(703,767)	$(25,657)

Three Months Ended November 30, 2010 and November 30, 2009

For the three months ended November 30, 2010, we generated $103,305 in revenues and incurred operating expenses of $296,762 as compared to revenues of $0 and operating expenses of $9,836 for the three months ended November 30, 2009.  The increase in operating expenses was primarily attributable to higher auditing and legal fees incurred.  As a result, for the three months ended November 30, 2010, we suffered a net loss of $631,186 as compared to net loss of $3,034 for the three months ended November 30, 2009.

General and administrative costs were $33,656 for the three months ended November 30, 2010 as compared to $9,836 for the three months ended November 30, 2009. The increase in general and administrative costs was primarily attributable to higher auditing and legal fees incurred.

Liquidity and Capital Resources

Working Capital

	November 30	May 31
	2010	2010
Current assets	$20,942	$3,087
Current liabilities	1,338,116	103,602
Working capital (deficiency)	$(1,317,174)	$(100,515)

At November 30, 2010, we had cash of $20,942 and working capital deficit of $1,317,174 as compared to cash of $3,087 and working capital deficit of $100,515 at May 31, 2010.  We have suffered a net loss from inception.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our director and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.

On May 12, 2010, the Company issued a contingently convertible promissory note to The Good One, Inc. for proceeds of $10,000.  The Note is unsecured and bears an interest at 5% per annum.  It is automatically convertible into shares of the Company’s common stock upon satisfaction of certain conditions.  If those conditions are not met, the note and accrued interest was repayable on November 12, 2010, at a conversion price of 30% of the average closing bid price for the three business days prior to the notice of conversation as quoted on the Pink Sheets quotation system.  On November 12, 2010, the Company and The Good One, Inc. agreed to amend the payment date to September 25, 2011.

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

On July 20, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000.  The convertible note is unsecured and bears interest at 5% per annum.  Principal and accrued interest is repayable on demand commencing six months from the date of issuance being January 20, 2010.  The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, Derivatives and Hedging, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil.  The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000.  As at November 30, 2010, the carrying value of the convertible promissory note was $4,741.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice.  The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On August 3, 2010, the Company issued a $10,000 convertible note to a shareholder of the company for proceeds of $10,000.  The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being February 3, 2011.  The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, Derivatives and Hedging, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument.  The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil.  The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000.  As at November 30, 2010, the carrying value of the convertible promissory note was $3,462.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On August 31, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being February 28, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at November 30, 2010, the carrying value of the convertible promissory note was $2,251.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On September 9, 2010, the Company, as part of the Share Purchase Agreement described in Note 3, issued a $5,000,000 convertible note pursuant to the acquisition agreement described in Note 3. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being March 9, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 50% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The conversion price is subject to a minimum of $0.001, being par value. The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $5,000,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $5,000,000. As at November 30, 2010, the carrying value of the convertible promissory note was $401,224.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On October 7, 2010, the Company issued a $12,000 convertible note to a shareholder of the Company for proceeds of $12,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being April 7, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the

Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $12,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $12,000. As at November 30, 2010, the carrying value of the convertible promissory note was $771.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On October 15, 2010, the Company issued a $25,000 convertible note to a shareholder of the Company for proceeds of $25,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing one year from the date of issuance October 15, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $Nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $25,000. As at November 30, 2010, the carrying value of the convertible promissory note was $827.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On October 21, 2010, the Company issued a $7,459 convertible note to a shareholder of the Company for proceeds of $7,459. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing one year from the date of issuance being October 21, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $7,459 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $7,459. As at November 30, 2010, the carrying value of the convertible promissory note was $676.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On November 8, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being May 8, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at November 30, 2010, the carrying value of the convertible promissory note was $732.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

During the six month period ended November 30, 2010, the Company issued convertible notes totalling $36,742 to a shareholder of the Company for $36,742 of expenses paid on behalf of the Company. The convertible notes are unsecured and bear interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance. The notes can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion features of $36,742 as additional paid-in capital and reduced the carrying value of the convertible promissory notes to $nil. The carrying value will be accreted over the term of the convertible promissory notes up to their aggregate face value of $36,742. As at November 30, 2010, the carrying value of the convertible promissory notes was $7,944.  The notes may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

The notes mature as follows:

Principal $	Maturity Date

3,122	February 28, 2011
5,063	March 2, 2011
1,000	March 15, 2011
3,122	April 2, 2011
6,063	April 4, 2011
3,122	April 29, 2011
6,063	May 1, 2011
6,063	May 29, 2011
3,122	May 29, 2011
36,740

The Good One purchased a tractor and is obligated to make payments of $3,122.44 each month, for a total purchase price, including financing of $149,877.12.  The Company has verbally agreed to reimburse The Good One for any payments made

Management believes that our cash will not be sufficient to meet our working capital requirements for the next twelve month period. We plan to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our funding requirements for the next twelve months primarily through future debt or equity financing.  There is no assurance that we will be able to obtain further funds required for our continued working capital requirements.  If we are not able to obtain additional funds on a timely basis, we will be unable to conduct our operations as planned. In such event, we will be forced to scale down or perhaps even cease our operations.

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

Based upon that evaluation, our president concluded that our disclosure controls and procedures were ineffective as at the end of the period covered by this quarterly report. The Company has made certain changes in its internal controls over financing reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting due to the acquisition of Cycle Ranch.  The Company has added additional personal to assist with operations and record keeping.

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

We incurred a net loss of $944,456 for the period from November 15, 2006 (date of inception) to November 30, 2010.  On November 30, 2010, we had cash of $20,942.  Should we require additional funding, we intend to raise the money required to fund our operations from the sale of our equity or debt securities; however, there can be no assurance that we will be able to do so.  Because we have only generated revenue during the quarter ended November 30, 2010, and have incurred a loss from operations since our inception, our independent auditors included an explanatory paragraph in their report dated September 24, 2010, for the year ended May 31, 2010, regarding the substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

We are authorized to issue up to 1,500,000,000 shares of common stock, of which 819,000,000 are issued and outstanding.  Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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
Date: January 26, 2011