Form 10-Q
period 2011-02-28
HERE ENTERPRISES, INC.
filed 2011-04-19
CIK 1411846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

Yes [  ]     No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 819,000,000 shares of common stock outstanding as of April 18, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the period ended February 28, 2011, include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Here Enterprises, Inc.

February 28, 2011

Index

Consolidated Balance Sheets                                                                                                                                                  F–1

Consolidated Statements of Operations                                                                                                                                F–2

Consolidated Statements of Cash Flows                                                                                                                              F–3

Notes to the Consolidated Financial Statements                                                                                                                 F–4

Here Enterprises, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	February 28, 2011 $	May 31, 2010 $
	(Unaudited)
Current Assets

Cash	21,006	3,087

Total Current Assets	21,006	3,087

Property and Equipment (Note 4)	946,311	–
Goodwill (Note 3)	4,673,772	–

Total Assets	5,641,089	3,087

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	18,659	3,313
Accrued liabilities	140,373	9,889
Due to related parties (Note 5)	139,178	30,700
Loans payable (Note 6)	604,269	49,700
Contingently convertible promissory note (Note 7)	131,206	10,000
Convertible promissory notes, net of discount of $1,415,134 (Note 8)	3,822,438	–

Total Current Liabilities	4,856,123	103,602

Nature of Operations and Going Concern (Note 1)

Stockholders’ Equity (Deficit)

Common stock Authorized: 1,500,000,000 shares, par value $0.001 Issued and outstanding: 819,000,000 shares	819,000	819,000
Preferred stock Authorized: 50,000,000 shares, par value $0.001 Issued and outstanding: no shares	–	–

Subscriptions receivable	(5,600)	(5,600)

Donated capital	89,375	89,375

Additional paid-in capital	4,499,571	(738,000)

Deficit	(4,617,380)	(265,290)

Total Stockholders’ Equity (Deficit)	784,966	(100,515)

Total Liabilities and Stockholders’ Equity (Deficit)	5,641,089	3,087

The accompanying notes are an integral part of these unaudited financial statements

Here Enterprises, Inc.

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Accumulated from
	November 15,
	2006
	(Date of Inception)	Three Months Ended		Nine Months Ended
	to February 28,	February 28,		February 28,
	2011	2011	2010	2011	2010
	$	$	$	$	$

Revenue	181,898	78,593	–	181,898	–

Expenses

Depreciation	49,900	24,511	–	49,900	–
General and administrative (Note 5)	442,323	54,651	15,357	157,105	35,713
Interest	126,890	66,662	–	126,890	–
Property taxes	8,402	2,652	–	8,402	–
Racing	59,552	39,731	–	59,552	–
Payroll	271,661	119,743	–	271,661	–

Total Operating Expenses	958,728	307,950	15,357	673,510	35,713

Loss from Continuing Operations Before Other Items	(776,830)	(229,357)	(15,357)	(491,612)	(35,713)

Other Income (Expense)

Accretion of convertible promissory notes (Note 8)	(3,859,025)	(3,418,966)	–	(3,859,025)	–
Gain on forgiveness of loans payable	20,672	–	–	–	–
Loss on forgiveness of advances to Here Network Corp.	(21,258)	–	–	–	–
Other Income	13,547	–	–	(1,453)	15,000

Total Other Income (Expense)	(3,846,064)	(3,418,966)	–	(3,860,478)	15,000

Loss From Continuing Operations	(4,622,894)	(3,648,323)	(15,357)	(4,352,090)	(20,713)

Discontinued Operations (Note 10)
Loss from discontinued operations	(21,946)	–	(2,134)	–	(22,435)
Gain on disposal of continued operations	28,260	–	–	–	–

	6,314	–	(17,491)	–	(22,433)

Net Loss	(4,616,580)	(3,648,323)	(17,491)	(4,352,090)	(43,148)

Other Comprehensive Loss

Foreign currency translation adjustments	(800)	–	(197)	–	(1,075)

Comprehensive Loss	(4,617,380)	(3,648,323)	(17,688)	(4,352,090)	(44,223)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.00)	(0.01)	(0.00)

Weighted Average Shares Outstanding		819,000,000	819,000,000	819,000,000	819,000,000

The accompanying notes are an integral part of these unaudited financial statements

Here Enterprises, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Nine Months Ended February 28, 2011 $	Nine Months Ended February 28, 2010 $

Operating Activities

Net loss from continuing operations for the period	(4,352,090)	(20,713)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Accretion of convertible promissory notes	3,859,025	–
Depreciation	49,900	1,527
Donated services and rent	–	20,250

Changes in operating assets and liabilities:

Advances to Here Network	–	(5,521)
Accounts payable and accrued liabilities	150,913	(213)
Due to related parties	159,409	–

Net Cash Used In Operating Activities	(132,843)	(4,670)

Investing Activities
Cash acquired from subsidiary	4,937	–
Purchase of property and equipment	(10,500)	–

Net Cash Used in Investing Activities	(5,563)	–
Financing Activities

Proceeds from notes payable	157,500	20,000
Repayment of notes payable	(1,175)	(13,000)

Net Cash Provided by Financing Activities	156,325	7,000

Net Increase in Cash from Continuing Operations		2,330
Net Decrease in Cash from Discontinued Operations	–	(1,413)

Net Increase in Cash	17,919	917

Cash, Beginning of Period	3,087	7,644

Cash, End of Period	21,006	8,561

Non-cash Investing and Financing Activities

Convertible notes issued for note payments	36,378	–
Convertible notes issued for acquisition of equipment	19,631	–
Convertible notes issued to settle accounts payable	145,268	–
Issuance of convertible note for acquisition of subsidiary	5,000,000	–
Assumption of convertible note for acquisition of subsidiary	640,000	–

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

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

On March 9, 2010, Here Enterprises sold Here Network Corp. On September 9, 2010, Here Enterprises entered into a Share Purchase Agreement with The Good One, Inc. (“The Good One”), under which it agreed to purchase all of the common stock of Cycle Ranch, Inc. and ASB Land Company, Inc., and a 99% limited partnership interest of Cycle Ranch Management, Ltd. (collectively, “Cycle Ranch”).  Cycle Ranch, Inc. currently only serves as general partner of Cycle Ranch Management, Ltd. and owns the remaining 1% interest in Cycle Ranch Management Ltd.  Cycle Ranch operates a motocross park near Floresville, Texas (the “Cycle Ranch Business”).  Revenue is primarily generated from participant registration fees and admissions.  Upon the completion of this transaction, the Company emerged from the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Enterprises” as the Company has realized substantial revenue from principal operations and devotes substantial efforts to operating its motocross business. In addition to the motocross business, the Company intends to develop wind energy projects on the premises of existing commercial businesses.  The Company’s first wind farm is being developed on the premises of the Cycle Ranch motocross park.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of February 28, 2011, the Company has a working capital deficit of $4,835,117, and has incurred losses from operations of $4,617,380 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and management, the ability of the Company to obtain necessary equity or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending May 31, 2011.  There is no assurance that the Company will obtain the necessary financing to complete its objectives.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and wholly-owned subsidiaries, Cycle Ranch, Inc. and ASB Land Company, Inc. and Cycle Ranch Management, Ltd. from the date of acquisition, September 9, 2010 to February 28, 2011 (see Note 3).  All significant inter-company transactions and balances have been eliminated.  The Company’s fiscal year end is May 31.

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

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2011, and the results of its operations and cash flows for the three month and nine month periods ended February 28, 2011 and 2010. The results of operations for the three month and nine month periods ended February 28, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

e)

Advertising

Advertising costs totalled approximately $9,958 and $Nil for the nine months ended February 28, 2011 and 2010, respectively, and are expensed as incurred.

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

The Company’s financial instruments consist principally of cash, accounts payable, amounts due to related parties, loans payable, contingently convertible promissory notes and convertible promissory notes.  Pursuant to ASC 825, the fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  The Company estimates that the carrying values of all of its other financial instruments approximate their fair values due to the immediate or relatively short maturities of these instruments and current market rates for similar instruments.

Here Enterprises, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

f)

Financial Instruments and Concentrations (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of February 28, 2011 as follows:

	Fair Value Measurements Using

	Quoted Prices in Active Markets For Identical Instruments (Level 1) $	Significant Other Observable Inputs (Level 2) $	Significant Unobservable Inputs (Level 3) $	Balance as of February 28, 2011 $
Assets:
Cash	21,006	–	–	21,006

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of May 31, 2010 as follows:

	Fair Value Measurements Using

	Quoted Prices in Active Markets For Identical Instruments (Level 1) $	Significant Other Observable Inputs (Level 2) $	Significant Unobservable Inputs (Level 3) $	Balance as of May 31, 2010 $
Assets:
Cash	3,087	–	–	3,087

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of February 28, 2011.

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

j)

Revenue Recognition

The Company’s revenue is derived from participant registration fees and admissions to the motocross park. The Company recognizes this revenue in accordance with ASC 605, “Revenue Recognition” when the price is fixed or determinable, persuasive evidence of an arrangement exists, the revenue has been earned, and collectability is reasonably assured.

k)

Comprehensive Income

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of other comprehensive income and its components in the financial statements. As at February 28, 2011, the Company does not have any accumulated other comprehensive loss.

l)

Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  As at February 28, 2011, the Company has 254,926,899 dilutive potential shares outstanding.

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

Here Enterprises, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

3.

Acquisition

On September 9, 2010, Here Enterprises entered into Share Purchase Agreement with The Good One, under which it agreed to purchase the Cycle Ranch Business, consisting of all of the common stock of Cycle Ranch, Inc. and ASB Land Company, Inc., and a 99% limited partnership interest of Cycle Ranch Management, Ltd., (collectively the “Shares”). Cycle Ranch, Inc. currently only serves as general partner of Cycle Ranch Management, Ltd. and owns the remaining 1% interest in Cycle Ranch Management Ltd.  Cycle Ranch operates a motocross park near Floresville, Texas (the “Cycle Ranch Business”).  In exchange for the Shares, the Company issued to The Good One a convertible promissory note in the amount of $5,000,000 (the “Note”).  The Note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance.  The Note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 50% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system (the “Conversion Price”).  The Conversion Price is subject to a minimum of $0.001 per share, being par value.  The Note may be repaid by the Company, in whole or in part, at any time with 10 days notice.  The Good One may either accept the prepayment or request that it be immediately converted to shares of the Company at the Conversion Price.  In conjunction with the Share Purchase Agreement, the Company has agreed to guarantee the repayment of a $640,000 promissory note due from The Good One to a third party (the “Promissory Note”).  The Promissory Note is secured by the Shares and bears interest at 6% per annum.  Principal and interest were payable commencing March 1, 2010 in monthly installments of $5,063, increasing to $6,063 on September 1, 2010, with the remaining balance due on August 30, 2012.   The Company is issuing convertible notes for the principal and interest repayments made by the Good One and plans to assume making the payments. The Promissory Note may be repaid, in whole or in part at any time without penalty.  The Shares are to be held in escrow until the Promissory Note and accrued interest are repaid.

The acquisition of the Cycle Ranch Business is valued at the fair value of the Note issued to the Good One and the fair value of the Promissory Note guaranteed by the Company.  The Note and the Promissory Note issued were estimated to have a fair value of $5,552,947. The Company’s allocation of the purchase price to the estimated fair values of the assets and liabilities of the Cycle Ranch Business is as follows:

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

Here Enterprises, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

4.

Property and Equipment

Property and equipment consisted of the following at February 28, 2011 and May 31, 2010:

	February 28, 2011 Net Carrying Value $	May 31, 2010 Net Carrying Value $

Land	265,740	–
Buildings and improvements	657,470	–
Equipment	73,001	–
	996,211	–
Less Accumulated Amortization	(49,900)	–
	946,311	–

5.

Related Party Transactions and Balances

a)

As at February 28, 2011, the Company was indebted to the Chief Executive Officer of the Company in the amount of $116,678 (May 31, 2010 - $20,200) for consulting services.  The amounts are unsecured, non-interest bearing and due on demand.

b)

As at February 28, 2011, the Company was indebted to the former Chief Financial Officer of Company in the amount of $22,500 (May 31, 2010 - $5,000) for consulting services.  The amount is unsecured, non-interest bearing and due on demand.

c)

As at May 31, 2010, the Company was indebted to shareholders of the Company in the amount of $5,500.  The amount was unsecured, non-interest bearing and due on demand.  During the nine months ended February 28, 2011, amounts owed to the shareholders were exchanged for the promissory note described in Note 7(b).

d)

The Chief Executive Officer of the Company has an agreement to provide management services at a rate of $10,000 per month.  The agreement can be terminated with notice of one month.  During the nine months ended February 28, 2011, the Company incurred $90,000 (2010 - $nil) in management fees under the agreement which has been recorded in payroll expense in the statement of operations.

e)

The former Chief Financial Officer of the Company had an agreement to provide management services at a rate of $2,500 per month.  The agreement could be terminated with notice of one month. The agreement was terminated effective January 31, 2011.  During the nine months ended February 28, 2011, the Company incurred $20,000 (2010 - $nil) in management fees under the agreement which has been recorded in payroll expense in the statement of operations.

f)

One former employee of the Company provided management services and office premises to the Company at no charge for the period of June 1, 2009 to March 8, 2010.  From March 9, 2010 to May 31, 2010, an officer of the Company provided office premises to the Company at no charge. The donated services have an estimated fair value of $2,000 per month and office premises have an estimated fair value of $250 per month. During the nine months period ended February 28, 2011, $nil (nine months ended February 28, 2010 - $18,000) in donated services and $nil (nine months ended February 28, 2010 - $2,250) in donated rent were charged to operations and recorded as donated capital.

6.

Loans Payable

(a)

On October 8, 2008, the Company issued a promissory note to an unrelated company for proceeds of $30,000.  The promissory note bears interest at 20% per annum, is unsecured and repayable on demand.

(b)

At February 28, 2011, the Company was indebted to a financing company for $1,411 (May 31, 2010 - $Nil).  The note is payable in monthly instalments of $162, bears interest of 10.4% and is secured by machinery.

(c)

On April 8, 2009, the Company issued a promissory note to an unrelated company for proceeds of $10,000.  On June 26, 2009 and March 24, 2010, the Company issued additional promissory notes to this company for proceeds of $20,000 and $2,700 respectively.  The Company repaid $5,000 on October 20, 2009, and $8,000 on November 19, 2009.  As at February 28, 2011, the carrying value of the promissory notes and remaining outstanding principal was $19,700 (May 31, 2010 - $19,700). The promissory notes bear no interest, are unsecured and have no fixed term for repayment.

Here Enterprises, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

6. Loans Payable (continued)

(d)

On September 9, 2010, as part of the Share Purchase Agreement described in Note 3, the Company has agreed to guarantee the repayment of a $640,000 promissory note due from The Good One to a third party.  The Promissory Note is secured by the Shares and bears interest at 6% per annum.  Principal and interest was payable commencing March 1, 2010 in monthly instalments of $5,063, increasing to $6,063 on September 1, 2010, with the remaining balance due on August 30, 2012.  The Company is issuing convertible notes for the principal and interest repayments made by the Good One and plans to assume making the payments. The Promissory Note may be repaid, in whole or in part at any time without penalty.  The Shares are pledged as security and to be held in escrow until the Promissory Note and accrued interest are repaid. Refer to Note 3.  On September 9, 2010, the Company discounted the note to the present value of the future cash flows.  The carrying value will be accreted over the term of the promissory note up to its face value of $640,000.  As at February 28, 2011, the carrying value of the convertible promissory note was $553,158 and the remaining outstanding principal was $603,622.

7.

Contingently Convertible Promissory Notes

a)

On May 12, 2010, the Company issued a contingently convertible promissory note to The Good One, Inc. for proceeds of $10,000.  The promissory note is unsecured, bears interest at 5% per annum and is automatically convertible into shares of the Company’s stock upon the satisfaction of certain conditions.  The conditions for automatic conversion were not satisfied and the note and accrued interest was repayable on November 12, 2010.  On November 12, 2010, the Company and The Good One, Inc. agreed to amend the repayment date to September 25, 2011 unless the conditions for automatic conversion are satisfied.  All other terms and conditions of the Note remain the same.  The conversion price is equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The note may be repaid by the Company, in whole or in part, at any time without penalty.

b)

On December 6, 2010, the Company issued a contingently convertible promissory note to a shareholder to settle accounts payable relating to expenses incurred and equipment purchased on behalf of the company of $121,206.  The promissory note is unsecured, bears interest at 5% per annum and is automatically convertible into shares of the Company’s stock upon the satisfaction of certain conditions.  If the conditions for automatic conversion are not satisfied, the note and accrued interest are repayable on June 6, 2011.  The conversion price is equal to 30% of the average closing bid price for the three business days prior to the notice of conversion.  The note may be repaid by the Company, in whole or in part, at any time without penalty.

8.

Convertible Promissory Notes

Convertible promissory notes outstanding at February 28, 2011 are summarized in the following table:

Issuance Date	Principal $	Discount $	Carrying Value $	Due on Demand After

July 20, 2010	10,000	–	10,000	January 20, 2011
August 3, 2010	10,000	–	10,000	February 3, 2011
August 31, 2010	10,000	–	10,000	February 28, 2011
September 9, 2010	5,000,000	1,247,067	3,752,933	March 9, 2011
October 7, 2010	12,000	5,904	6,096	April 7, 2011
October 15, 2010	25,000	22,841	2,159	October 15, 2011
October 21, 2010	7,459	6,146	1,313	October 21, 2011
November 8, 2010	10,000	6,825	3,175	May 8, 2011
January 14, 2011	24,500	23,153	1,347	July 14, 2011
February 2, 2011	82,685	81,613	1,072	August 2, 2011
August 30, 2010	3,122	–	3,122	February 28, 2011
September 2, 2010	5,063	153	4,910	March 2, 2011
September 15, 2010	1,000	57	943	March 15, 2011
October 2, 2010	3,122	885	2,237	April 2, 2011
October 4, 2010	6,063	2,331	3,732	April 4, 2011
October 29, 2010	3,122	1,414	1,708	April 29, 2011
November 1, 2010	6,063	3,483	2,580	May 1, 2011
November 29, 2010	6,063	4,307	1,756	May 29, 2011
November 29, 2010	3,122	1,865	1,257	May 29, 2011
December 28, 2010	6,063	4,896	1,167	June 28, 2011
December 28, 2010	3,122	2,191	931	June 28, 2011
	5,237,569	1,415,131	3,822,438

Here Enterprises, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

8.

Convertible Promissory Notes (Continued)

(a)

On July 20, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being January 20, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at February 28, 2011, the carrying value of the convertible promissory note was $10,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(b)

On August 3, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being February 3, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at February 28, 2011, the carrying value of the convertible promissory note was $10,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(c)

On August 31, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being February 28, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at February 28, 2011, the carrying value of the convertible promissory note was $10,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(d)

On September 9, 2010, the Company, as part of the Share Purchase Agreement described in Note 3, issued a $5,000,000 convertible note pursuant to the acquisition agreement described in Note 3. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being March 9, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 50% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The conversion price is subject to a minimum of $0.001, being par value. The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $5,000,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $5,000,000. As at February 28, 2011, the carrying value of the convertible promissory note was $3,752,933.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

Here Enterprises, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

8.

Convertible Promissory Notes (Continued)

(e)

On October 7, 2010, the Company issued a $12,000 convertible note to a shareholder of the Company for proceeds of $12,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being April 7, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $12,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $12,000. As at February 28, 2011, the carrying value of the convertible promissory note was $6,096.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(f)

On October 15, 2010, the Company issued a $25,000 convertible note to a shareholder of the Company for proceeds of $10,000, $2,826 of equipment purchased and $12,174 of expenses incurred on behalf of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing one year from the date of issuance October 15, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $Nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $25,000. As at February 28, 2011, the carrying value of the convertible promissory note was $2,159.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(g)

On October 21, 2010, the Company issued a $7,459 convertible note to a shareholder of the Company for $7,459 of expenses incurred on behalf of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing one year from the date of issuance being October 21, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $7,459 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $7,459. As at February 28, 2011, the carrying value of the convertible promissory note was $1,313.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(h)

On November 8, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being May 8, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at February 28, 2011, the carrying value of the convertible promissory note was $3,175.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

Here Enterprises, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

8.

Convertible Promissory Notes (Continued)

(i)

On January 14, 2011, the Company issued a $24,500 convertible note to a shareholder of the Company for proceeds of $24,500. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being July 14, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,500 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $24,500. As at February 28, 2011, the carrying value of the convertible promissory note was $1,347.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(j)

On February 2, 2011, the Company issued a $82,685 convertible note to a shareholder of the Company for proceeds of $71,000 and payment of $11,685 of expenses on behalf of the Comapny. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being August 2, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $82,685 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $82,685. As at February 28, 2011, the carrying value of the convertible promissory note was $1,072.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(k)

During the nine month period ended February 28, 2011, the Company issued convertible notes totaling $45,925 to a shareholder of the Company for $45,925 of expenses paid on behalf of the Company. The convertible notes are unsecured and bear interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance. The notes can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion features of $45,925 as additional paid-in capital and reduced the carrying value of the convertible promissory notes to $nil. The carrying value will be accreted over the term of the convertible promissory notes up to their aggregate face value of $45,925. As at February 28, 2011, the carrying value of the convertible promissory notes was $24,343.  The notes may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

9.

Common Stock

On October 26, 2010, the Company effected a 1:100 forward stock-split of its issued and outstanding common stock.  The issued and outstanding common shares increased from 8,190,000 shares of common stock to 819,000,000 shares of common stock.  All per share amounts have been retroactively restated to reflect the forward stock-split.

Here Enterprises, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

10.

Discontinued Operations

On March 9, 2010, the Company sold its wholly-owned subsidiary, Here Network Corp. to the Company’s former controlling shareholders in exchange for the return of 5,600,000 common shares of the Company to treasury. The transaction was measured at $6,400, the estimated fair value of Here Network Corp., which was considered more reliably measureable than the Company’s stock as it did not trade in an active market. The Company recognized a gain on disposal of Here Network Corp. of $28,260. The 5,600,000 common shares were subsequently redirected to other shareholders of the Company at a price of $0.001 per share. As at February 28, 2011, subscriptions in the amount of $5,600 are receivable from these shareholders.

The results of discontinued operations of Here Network Corp. are summarized as follows:

	Nine months Ended February 28, 2011 $	Nine months Ended February 28, 2010 $	Three Months Ended February 28, 2011 $	Three Months Ended February 28, 2010 $	Accumulated from November 15, 2006 (Date of Inception) to February 28, 2011 $

Revenues	–	4,471	–	1,670	23,302

Operating Expenses

Amortization	–	3,729	–	1,617	16,063
General and administrative	–	23,177	–	2,187	29,185
					,
Total Operating Expenses	–	26,906	–	3,804	45,248

Loss from Discontinued Operations	–	(22,435)	–	(2,134)	(21,946)

Cash flows of the discontinued operations of Here Network Corp. are summarized as follows:

	Nine months Ended February 28, 2011 $	Nine months Ended February 28, 2010 $

Operating activities	–	(155)
Investing activities	–	–
Financing activities	–	–
Effect of exchange rate changes on cash	–	(1,258)

Net Increase in Cash	–	(1,413)

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

Sources of Revenue

The Company generated $78,593 in revenues from continuing operations for the quarter end February 28, 2011.  Revenues generated from Here Network Corp. in the comparative period have been included in loss from discontinued operations.

Results of Operations

The following table summarizes our operating results for the three months ended February 28, 2010:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010
Revenue	$78,593	$-	$181,898	$-
Operating Expenses	$307,950	$15,357	$673,510	$35,713
Net Loss	$(3,648,323)	$(17,491)	$(4,352,090)	$(43,148)

Three Months Ended February 28, 2011, and February 28, 2010

For the three months ended February 28, 2011, we generated $78,593  in revenues and incurred operating expenses of $307,950 as compared to revenues of $0 and operating expenses of $15,357 for the three months ended February 28, 2010.  The increase in operating expenses was primarily attributable to the acquisition of Cycle Ranch in March, 2010.  As a result, for the three months ended February 28, 2011, we suffered a net loss of $3,648,323 as compared to net loss of $17,491 for the three months ended February 28, 2010.

General and administrative costs were $54,651 for the three months ended February 28, 2011, as compared to $15,357 for the three months ended February 28, 2010. The increase in general and administrative costs was primarily attributable to the acquisition of Cycle Ranch completed in March, 2010 .

Liquidity and Capital Resources

Working Capital

	February 28,	May 31
	2011	2010
Current assets	$21,006	$3,087
Current liabilities	4,856,123	103,602
Working capital (deficiency)	$(4,835,117)	$(100,515)

At February 28, 2011, we had cash of $21,006 and working capital deficit of $4,835,117 as compared to cash of $3,087 and working capital deficit of $100,515 at May 31, 2010.  We have suffered a net loss from inception.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our director and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.

On December 6, 2010, the Company issued a contingently convertible promissory note to a shareholder to settle accounts payable relating to expenses incurred and equipment purchased on behalf of the company of $121,206.  The promissory note is unsecured, bears interest at 5% per annum and is automatically convertible into shares of the Company’s stock upon the satisfaction of certain conditions.  If the conditions for automatic conversion are not satisfied, the note and accrued interest are repayable on June 6, 2011.  The conversion price is equal to 30% of the average closing bid price for the three business days prior to the notice of conversion.  The note may be repaid by the Company, in whole or in part, at any time without penalty.

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

On April 8, 2009, the Company issued a promissory note to an unrelated company for proceeds of $10,000.  On June 26, 2009 and March 24, 2010, the Company issued additional promissory notes to this company for proceeds of $20,000 and $2,700 respectively.  The Company repaid $5,000 on October 20, 2009, and $8,000 on November 19,

2009.  As at February 28, 2011, the carrying value of the promissory notes and remaining outstanding principal was $19,700 (May 31, 2010 - $19,700). The promissory notes bear no interest, are unsecured and have no fixed term for repayment.

On July 20, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being January 20, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at February 28, 2011, the carrying value of the convertible promissory note was $10,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On August 3, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being February 3, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at February 28, 2011, the carrying value of the convertible promissory note was $10,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On August 31, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being February 28, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at February 28, 2011, the carrying value of the convertible promissory note was $10,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On September 9, 2010, the Company, as part of the Share Purchase Agreement, issued a $5,000,000 convertible note pursuant to the acquisition agreement. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being March 9, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 50% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The conversion price is subject to a minimum of $0.001, being par value. The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of

$5,000,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $5,000,000. As at February 28, 2011, the carrying value of the convertible promissory note was $3,752,933.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On October 7, 2010, the Company issued a $12,000 convertible note to a shareholder of the Company for proceeds of $12,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being April 7, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $12,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $12,000. As at February 28, 2011, the carrying value of the convertible promissory note was $6,096.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On October 15, 2010, the Company issued a $25,000 convertible note to a shareholder of the Company for proceeds of $10,000, $2,826 of equipment purchased and $12,174 of expenses incurred on behalf of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing one year from the date of issuance October 15, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $Nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $25,000. As at February 28, 2011, the carrying value of the convertible promissory note was $2,159.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On October 21, 2010, the Company issued a $7,459 convertible note to a shareholder of the Company for $7,459 of expenses incurred on behalf of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing one year from the date of issuance being October 21, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $7,459 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $7,459. As at February 28, 2011, the carrying value of the convertible promissory note was $1,313.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On November 8, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being May 8, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at February 28, 2011, the carrying value of the convertible promissory note was $3,175.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On January 14, 2011, the Company issued a $24,500 convertible note to a shareholder of the Company for proceeds of $24,500. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being July 14, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,500 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $24,500. As at February 28, 2011, the carrying value of the convertible promissory note was $1,347.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On February 2, 2011, the Company issued a $82,685 convertible note to a shareholder of the Company for proceeds of $71,000 and payment of $11,685 of expenses on behalf of the Comapny. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being August 2, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $82,685 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $82,685. As at February 28, 2011, the carrying value of the convertible promissory note was $1,072.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

During the nine month period ended February 28, 2011, the Company issued convertible notes totaling $45,925 to a shareholder of the Company for $45,925 of expenses paid on behalf of the Company. The convertible notes are unsecured and bear interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance. The notes can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion features of $45,925 as additional paid-in capital and reduced the carrying value of the convertible promissory notes to $nil. The carrying value will be accreted over the term of the convertible promissory notes up to their aggregate face value of $45,925. As at February 28, 2011, the carrying value of the convertible promissory notes was $24,343.  The notes may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer, and principal accounting officer).

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

Based upon that evaluation, our president concluded that our disclosure controls and procedures were ineffective as at the end of the period covered by this quarterly report. The Company has made certain changes in its internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting due to the acquisition of Cycle Ranch.  The Company has added additional personnel to assist with operations and record keeping.

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

We incurred a net loss of $4,616,580 for the period from November 15, 2006 (date of inception) to February 28, 2011.  On February 28, 2011, we had cash of $21,006.  Should we require additional funding, we intend to raise the money required to fund our operations from the sale of our equity or debt securities; however, there can be no assurance that we will be able to do so.  Because we have only generated minimal revenue during the quarter ended February 28, 2011, and have incurred a loss from operations since our inception, our independent auditors included an explanatory paragraph in their report dated September 24, 2010, for the year ended May 31, 2010, regarding the substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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
Date: April 19, 2011