Form 10-K
period 2011-05-31
HERE ENTERPRISES, INC.
filed 2011-10-06
CIK 1411846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

Commission file number:  000-52951

HERE ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2208420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 N. Raindbow Blvd. #2952, Las Vegas, NV	89107
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code:

(210) 957-7879

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]  Yes   [X ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.$81,900,000.  Registrant trades on the pink sheets under the symbol HRTE.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 819,000,000 shares of common stock as of September 29, 2011.

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

In June 2009, we entered into a letter agreement with Magnolia, pursuant to which Magnolia agreed to wire us $20,000, upon the execution of the letter agreement, which amount was to be utilized by us solely for expenses related to the completion of the audit of our financial statements for the year ended May 31, 2009. In addition, upon the consummation of the transactions contemplated under the memorandum of understanding, $20,000 was to be applied as a credit against the purchase price for the controlling interest in our company as contemplated by the memorandum of understanding. If such transactions failed to close on or before August 31, 2009 or such later date as agreed by Magnolia and us, through no fault of  the Company, $20,000 was to be treated as a “break up” fee payable to us. If we or our majority shareholders, for any reason, determined not to proceed with such transactions upon being presented with the definitive merger agreement, $20,000 was to be immediately due and payable to Magnolia within 10 days of being presented with the definitive agreement. We extended the closing date to December 15, 2009.

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

On September 9, 2010, the Company entered into an agreement to become the sole shareholder of ABS Land Company, Inc. (“ASB”) and Cycle Ranch Inc. (“Cycle Ranch”), and the owner of 99% limited partnership interest of Cycle Ranch Management, Ltd., making them wholly-owned subsidiaries of the Company.  Cycle Ranch is the managing partner of Cycle Ranch Management, Ltd., which operates a motocross park near Floresville, Texas.  ASB owns land which it leases to Cycle Ranch Management, Ltd. for its operations.  Collectively, the entities will be referred to hereinafter as Cycle Ranch.

The Agreement is also subject to the guarantee of a promissory note issued to the original seller of the stock of the Cycle Ranch in the amount of $640,000, with interest at 6% per annum and dated February 5. 2010, which requires payment of $6,063 per month, with the balance due in full on August 30, 2012.

Current Business

Cycle Ranch operates a motocross race track located in Floresville, Texas. They have 108 acres of red dirt and oak trees.  The main track is approximately 1.7 miles long and 30 feet wide and is prepared every weekend for races.  There is also a junior beginner track located behind the main race track.  Facilities also include bathrooms, covered pavilions with picnic tables, covered grandstands that seat 800 people, a bike wash and a bike shop.  More details on the track, facilities and events can be viewed at www.cycleranchmx.com.

Sources of Revenue

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

Employees

Our President, Secretary, Treasurer and Director, Mark K. Ryun, and our Chief Financial Officer, George Russell, are the only employees of our Company.  They handle all of the responsibilities in the area of corporate administration, business development and research.

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

Item 1A. Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our executive and head office is located at 848 N. Rainbow Blvd. #2952, Las Vegas, NV 89107.  The Company also operates a motor cross race track, located in Floresville, Texas through its subsidiary, Cycle Ranch.  The Company owns a 99% interest in the company which owns the lease on that property.

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

Quarter Ended	High	Low
May 31, 2011	$0.04	$0.008
February 28, 2011	$0.15	$0.038
November 30, 2010	$0.10	$0.05
August 31, 2010	$0.02	$0.02
May 31, 2010	$1.50	$0
February 28, 2010	$1.50	$0
November 30, 2009	$0	$0
August 31, 2009	$1.01	$0

May 31, 2009	$0	$0
February 28, 2009	$0	$0
November 30, 2008	$1.01	$0
August 31, 2008	$0	$0
May 31, 2008	$0.75	$0.75
February 29, 2008	$0.20	$0.15

There were no quotations reported for our common shares as reported on the OTC Bulletin Board prior to January 2008.  The last sale price of our common shares on September 26, 2011, was $0.0042 per share.

There are currently 16 holders of record of our common stock.

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

*

we would not be able to pay our debts as they become due in the usual course of business; or

*

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Item 6.  Selected Financial Data.

	Year Ended	Year Ended
	May 31,	May 31
	2011	2010

Revenues from continuing operations	$ 287,592	$ -
Total operating expenses	$ 1,014,222	$ 109,665
Operating Loss	(726,630)	(109,665)
Net loss	(9,538,608)	(70,869)
Net cash provided by financing activities	161,840	45,200
Cash used in operating activities	(153,575)	(46,658)
Cash and cash equivalents on hand	5,790	3,087
Net loss per common share: Basic and Diluted	(0.01)	-
Weighted average number of common shares outstanding:	819,000,000	819,000,000
Stockholders’ deficit	(4,380,664)	(100,515)

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

Sources of Revenue

The Company generated $287,592 in revenues for the year ended May 31, 2011, primarily from the operation of its subsidiary companies.  No revenues were generated during the year ended May 31, 2010.  Revenues generated from Here Network Corp. have been included in loss from discontinued operations for the year ended May 31, 2010.

Results of Operations

Year ended May 31, 2011 and May 31, 2009

The following table summarizes our operating results for the years ended May 31, 2011 and 2010:

	Year Ended May 31,
	2011	2010
Revenue	$287,592	$-
Operating Expenses	1,014,222	109,665
Net Loss	$(9,538,608)	$(70,869)

General and administrative costs were $215,615 for the year ended May 31, 2011 as compared to $109,665 for the year ended May 31, 2010.  The increase in general and administrative costs was primarily attributable to Interest expense accrued and management fees incurred to officers of the Company.

Liquidity and Capital Resources

Working Capital

	At May 31,	At May 31,
	2011	2010
Current assets	$5,790	$3,087
Current liabilities	6,356,691	103,602
Working Capital Deficit	$(6,350,901)	$(100,515)

As of May 31, 2011, we had cash of $5,790, and a working capital deficit of $6,350,901, as compared to cash of $3,087, and working capital deficit of $100,515 as of May 31, 2010.  We have suffered a net loss from inception.

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

Because we have a working capital deficit, have generated minimal revenues, and have incurred losses from operations since inception, in their report on our audited financial statements for the year ended May 31, 2011, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 8. Financial Statements and Supplementary Data.

Here Enterprises, Inc.

May 31, 2011

Index

Report of Independent Registered Public Accounting Firm

F–1

Consolidated Balance Sheets

F–2

Consolidated Statements of Operations

F–3

Consolidated Statements of Stockholders’ Deficit

F–4

Consolidated Statements of Cash Flows

F–5

Notes to the Consolidated Financial Statements

F–6 – F–18

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of

Here Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Here Enterprises, Inc. as of May 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Here Enterprises, Inc. as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended in conformity with accounting principles generally accepted in the United States.

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

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

September 29, 2011

Here Enterprises, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	May 31, 2011 $	May 31, 2010 $

Current Assets

Cash	5,790	3,087

Total Current Assets	5,790	3,087

Property and Equipment (Note 4)	921,069	–
Goodwill (Note 3)	1,188,458	–

Total Assets	2,115,317	3,087

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	51,937	3,313
Accrued liabilities	254,222	9,889
Due to related parties (Note 5)	190,413	30,700
Loans payable (Note 6)	599,197	49,700
Contingently convertible promissory notes (Note 7)	131,206	10,000
Convertible promissory notes, net of discount of $128,772 (Note 8)	5,129,716	–

	6,356,691	103,602

Deferred income tax liability (Note 12)	139,292	–

Total Current Liabilities	6,495,983	103,602

Nature of Operations and Going Concern (Note 1)

Commitment (Note 10)
Subsequent Event (Note 13)

Stockholders’ Deficit

Common stock (Note 9) Authorized: 1,500,000,000 shares, par value $0.001 Issued and outstanding: 819,000,000 shares	819,000	819,000
Preferred stock (Note 11) Authorized: 50,000,000 shares, par value $0.001 Issued and outstanding: no shares	–	–

Subscriptions receivable	(5,600)	(5,600)

Donated capital	89,375	89,375

Additional paid-in capital	4,520,457	(738,000)

Deficit	(9,803,898)	(265,290)

Total Stockholders’ Deficit	(4,380,666)	(100,515)

Total Liabilities and Stockholders’ Deficit	2,115,317	3,087

The accompanying notes are an integral part of these consolidated financial statements

Here Enterprises, Inc.

Consolidated Statements of Operations

(Expressed in U.S. dollars)

	For the	For the
	Year Ended	Year Ended
	May 31,	May 31,
	2011	2010
	$	$

Revenue	287,592	–

Expenses

Depreciation	75,142	–
General and administrative	215,615	109,665
Interest	196,260	–
Property taxes	14,775	–
Track operation	155,121	–
Wages and benefits (Note 5(d) and (e))	357,309	–

Total Operating Expenses	1,014,222	109,665

Loss from Continuing Operations Before Other Items	(726,630)	(109,665)

Other Income (Expenses)

Accretion of convertible promissory notes (Note 8)	(5,185,919)	–
Gain on forgiveness of loans payable	–	20,672
Loss on forgiveness of advances to Here Network Corp.	–	(21,258)
Loss on impairment of goodwill (Note 3)	(3,769,656)	–
Other Income	(1,453)	15,000

Total Other Income (Expenses)	(8,957,028)	14,414

Loss From Continuing Operations Before Taxes	(9,683,658)	(95,251)

Discontinued Operations (Note 11)
Loss from discontinued operations	–	(3,878)
Gain on disposal of discontinued operations	–	28,260

	–	24,382

Loss before taxes	(9,683,658)	(70,869)

Deferred income tax recovery (Note 12)	145,050	–

Net Loss and Comprehensive Loss	(9,538,608)	(70,869)

Net Loss Per Share:
Discontinued Operations – Basic and Diluted	–	–
Continuing Operations – Basic and Diluted	(0.01)	–

Weighted Average Shares Outstanding	819,000,000	819,000,000

The accompanying notes are an integral part of these consolidated financial statements

Here Enterprises, Inc.

Consolidated Statement of Stockholders’ Deficit

(Expressed in U.S. dollars)

	Common Stock						Accumulated
	Shares	Amount	Treasury Shares	Subscriptions Receivable	Additional Paid-in Capital	Donated Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	#	$	$	$	$	$	$	$	$

Balance, May 31, 2009	819,000,000	819,000	–	–	(738,000)	66,375	(874)	(193,621)	(47,120)
Shares returned to treasury upon disposition of Here Network Corp.	–	–	(6,400)	–	–	–	–	–	(6,400)
5,600,000 treasury shares issued for $0.001 per share	–	–	6,400	(5,600)	–	–	–	(800)	–
Donated services and rent	–	–	–	–	–	23,000	–	–	23,000

Foreign currency translation	–	–	–	–	–	–	874	–	874

Net loss for the year	–	–	–	–	–	–	–	(70,869)	(70,869)

Balance, May 31, 2010	819,000,000	819,000	–	(5,600)	(738,000)	89,375	–	(265,290)	(100,515)

Beneficial conversion feature	–	–	–	–	5,258,457	–	–	–	5,258,457

Net loss for the year	–	–	–	–	–	–	–	(9,538,608)	(9,538,608)

Balance, May 31, 2011	819,000,000	819,000	–	(5,600)	4,520,457	89,375	–	(9,803,898)	(4,380,666)

The accompanying notes are an integral part of these consolidated financial statements

Here Enterprises, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	For The Year Ended May 31, 2011 $	For the Year Ended May 31, 2010 $

Operating Activities

Net loss from continuing operations for the year	(9,538,608)	(95,251)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Accretion of convertible promissory notes	5,185,919	–
Depreciation	75,142	–
Impairment of goodwill	3,769,656	–
Donated services and rent	–	23,000
Future income tax recovery	(145,050)	–
Gain on forgiveness of loans payable	–	(20,672)
Loss on forgiveness of advances to Here Network Corp.	–	21,258

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	294,722	(193)
Due to related parties	204,644	25,200

Net Cash Used In Operating Activities	(153,575)	(46,658)

Investing Activities
Cash acquired from subsidiary	4,938	–
Purchase of property and equipment	(10,500)	–

Net Cash Used in Investing Activities	(5,562)	–
Financing Activities

Proceeds from loan from shareholder	6,000	5,500
Proceeds from issuance of contingently convertible promissory note	–	10,000
Proceeds from notes and loans payable	157,500	42,700
Repayment of notes and loans payable	(1,660)	(13,000)

Net Cash Provided by Financing Activities	161,840	45,200

Effect of Exchange Rate Changes on Cash	–	(107)

Net Increase (Decrease) in Cash from Continuing Operations	2,703	(1,565)
Net Increase in Cash from Discontinued Operations	–	(2,992)

Net Increase (Decrease) in Cash	2,703	(4,557)

Cash, Beginning of Year	3,087	7,644

Cash, End of Year	5,790	3,087

Non-cash Investing and Financing Activities

Issuance of convertible note for acquisition of subsidiary	5,000,000	–
Assumption of convertible note for acquisition of subsidiary	640,000	–
Convertible notes issued for note payments	48,504	–
Convertible notes issued for acquisition of equipment	19,631	–
Convertible notes issued to settle accounts payable	170,831	–
Shares returned for disposal of Here Network Corp.	–	6,400

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of May 31, 2011, the Company has a working capital deficit of $6,350,901, and has incurred losses from operations of $9,803,898 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and management, the ability of the Company to obtain necessary equity or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending May 31, 2012.  There is no assurance that the Company will obtain the necessary financing to complete its objectives.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and wholly-owned subsidiaries, Cycle Ranch, Inc. and ASB Land Company, Inc. and Cycle Ranch Management, Ltd. starting from the date of acquisition, September 9, 2010 (see Note 3).  All significant inter-company transactions and balances have been eliminated.  The Company’s fiscal year end is May 31.

b)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to valuation of financial instruments, recoverability of long-lived assets, impairment of goodwill, depreciation rates, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Here Enterprises, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. Dollars)

2.

Summary of Significant Accounting Policies (continued)

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)

Advertising

Advertising costs totalled approximately $6,727 and $Nil for the year ended May 31, 2011 and 2010, respectively, and are expensed as incurred.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of May 31, 2011 as follows:

	Fair Value Measurements Using

	Quoted Prices in Active Markets For Identical Instruments (Level 1) $	Significant Other Observable Inputs (Level 2) $	Significant Unobservable Inputs (Level 3) $	Balance as of May 31, 2011 $
Assets:
Cash	5,790	–	–	5,790

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

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of May 31, 2011 or 2010.

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash.  The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

Items Measured at Fair Value on a Nonrecurring Basis:

In addition to assets and liabilities measured at fair value on a recurring basis, the Company is required to measure certain assets at fair value on a nonrecurring basis, generally as a result of an impairment charge. During the year ended May 31, 2011, as part of the Company’s annual review of intangible assets, an impairment charge of $3,769,656 was recognized related to the acquisition of Cycle Ranch. The fair value of Cycle Ranch was $1,902,393 at May 31, 2011 based on Level 3 inputs. Fair value was determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates and cost of capital.

f)

Property and Equipment

Property and equipment are recorded at cost. Land is not amortized.  Amortization has been provided using the following rates and methods for property and equipment other than land:

Buildings and improvements	7 years straight-line
Equipment	3 – 7 years straight line

g)

Goodwill

In accordance with ASC 350, “Intangibles – Goodwill and Other”, goodwill is required to be tested for impairment on an annual basis, or more frequently if certain indicators arise, using the guidance specifically provided.

Management reviews goodwill at least annually, and on an interim basis when conditions require, evaluates events or changes in circumstances that may indicate impairment in the carrying amount of such assets. An impairment loss is recognized in the statement of operations in the period that the related asset is deemed to be impaired.  During the year ended May 31, 2011, the Company recorded an impairment of goodwill expense of $3,769,656, equal to the excess of the carrying value of goodwill over the estimated fair value of goodwill.

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

j)

Revenue Recognition

The Company’s revenue is derived primarily from participant registration fees and admissions to the motocross park. The Company recognizes this revenue in accordance with ASC 605, “Revenue Recognition” when the price is fixed or determinable, persuasive evidence of an arrangement exists, the revenue has been earned, and collectability is reasonably assured.  The price is fixed and determinable, persuasive evidence of an arrangement exists and collectability is reasonably assured when participant registration fees and admissions are received.  Revenue has been earned upon completion of the races.

k)

Comprehensive Income

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of other comprehensive income and its components in the financial statements. As at May 31, 2011, the Company does not have any accumulated other comprehensive loss.

l)

Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  As at May 31, 2011, the Company has 1,253,252,985 dilutive potential shares outstanding.

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

$

Cash and cash equivalents	4,937
Land	265,740
Buildings and improvements	657,470
Equipment	42,871
Accounts payable	(20,453)
Accrued liabilities	(15,333)
Due to related parties	(53,471)
Convertible notes	(2,586)
Deferred income tax liability	(284,342)

Net assets on acquisition	594,833
Purchase price	(5,552,947)

Excess of the purchase consideration over fair value allocated to goodwill	4,958,114

The Company’s allocation of the purchase price to the assets acquired and liabilities assumed is based upon their estimated fair values at the time of acquisition. The Company is in the process of determining fair values for the assets and liabilities acquired. Matters still under review include deferred income tax calculations, and could affect values assigned to assets and liabilities acquired.

On May 31, 2011, as part of the company’s annual review of intangible assets, the Company recorded an impairment of the goodwill recorded upon the acquisition of Cycle Ranch of $3,769,656.  The goodwill was determined to be impaired as a result of a decrease in fair value of Cycle Ranch resulting from reduced expectations for discounted cash flows.

Here Enterprises, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. Dollars)

4.

Property and Equipment

Property and equipment consists of the following:

	Cost $	Accumulated Amortization $	May 31, 2011 Net Carrying Value $	May 31, 2010 Net Carrying Value $

Land	265,740	–	265,740	–
Buildings and improvements	657,470	(70,443)	587,027	–
Equipment	73,001	(4,699)	68,302	–
	996,211	(75,142)	921,069	–

5.

Related Party Transactions and Balances

a)

As at May 31, 2011, the Company was indebted to the Chief Executive Officer of the Company in the amount of $140,000 (May 31, 2010 - $20,200) for management services and $27,913 for an advance of working capital.  The amounts are unsecured, non-interest bearing and due on demand.

b)

As at May 31, 2011, the Company was indebted to the former Chief Financial Officer of Company in the amount of $22,500 (May 31, 2010 - $5,000) for management services.  The amount is unsecured, non-interest bearing and due on demand.

c)

As at May 31, 2010, the Company was indebted to shareholders of the Company in the amount of $5,500.  The amount was unsecured, non-interest bearing and due on demand.  During the year ended May 31, 2011, amounts owed to the shareholders were exchanged for the promissory note described in Note 7(b).

d)

The Chief Executive Officer of the Company has an agreement to provide management services at a rate of $10,000 per month.  The agreement can be terminated with notice of one month.  During the year ended May 31, 2011, the Company incurred $120,000 (2010 - $20,000) in management fees under the agreement which has been recorded in wages and benefits expense in the statement of operations.

e)

The former Chief Financial Officer of the Company had an agreement to provide management services at a rate of $2,500 per month.  The agreement could be terminated with notice of one month. The agreement was terminated effective January 31, 2011.  During the year ended May 31, 2011, the Company incurred $20,000 (2010 - $5,000) in management fees under the agreement which has been recorded in wages and benefits expense in the statement of operations.

f)

One former employee of the Company provided management services and office premises to the Company at no charge for the period of June 1, 2009 to March 8, 2010.  From March 9, 2010 to May 31, 2010, an officer of the Company provided office premises to the Company at no charge. The donated services have an estimated fair value of $2,000 per month and office premises have an estimated fair value of $250 per month. During the year period ended May 31, 2011, $nil (2010 - $18,000) in donated services and $nil (2010 - $2,250) in donated rent were charged to operations and recorded as donated capital.

6.

Loans Payable

(a)

On October 8, 2008, the Company issued a promissory note to an unrelated company for proceeds of $30,000.  The promissory note bears interest at 20% per annum, is unsecured and repayable on demand.

(b)

At May 31, 2011, the Company was indebted to a financing company for $926 (May 31, 2010 - $Nil).  The note is payable in monthly instalments of $162, bears interest of 10.4% and is secured by machinery.

(c)

On April 8, 2009, the Company issued a promissory note to an unrelated company for proceeds of $10,000.  On June 26, 2009 and March 24, 2010, the Company issued additional promissory notes to this company for proceeds of $20,000 and $2,700 respectively.  The Company repaid $5,000 on October 20, 2009, and $8,000 on November 19, 2009.  As at May 31, 2011, the carrying value of the promissory notes and remaining outstanding principal was $19,700 (May 31, 2010 - $19,700). The promissory notes bear no interest, are unsecured and have no fixed term for repayment.

Here Enterprises, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. Dollars)

6.

Loans Payable (continued)

(d)

On September 9, 2010, as part of the Share Purchase Agreement described in Note 3, the Company has agreed to guarantee the repayment of a $640,000 promissory note due from The Good One to a third party.  The Promissory Note is secured by the Shares and bears interest at 6% per annum.  Principal and interest was payable commencing March 1, 2010 in monthly instalments of $5,063, increasing to $6,063 on September 1, 2010, with the remaining balance due on August 30, 2012.  The Company is issuing convertible notes for the principal and interest repayments made by the Good One and plans to assume making the payments. The Promissory Note may be repaid, in whole or in part at any time without penalty.  The Shares are pledged as security and to be held in escrow until the Promissory Note and accrued interest are repaid. Refer to Note 3.  On September 9, 2010, the Company discounted the note to the present value of the future cash flows.  The carrying value will be accreted over the term of the promissory note up to its face value of $640,000.  As at May 31, 2011, the carrying value of the convertible promissory note was $548,571 and the remaining outstanding principal was $579,420.

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

On November 12, 2010, the Company and The Good One, Inc. agreed to amend the repayment date to September 25, 2011 unless the conditions for automatic conversion are satisfied.  All other terms and conditions of the Note remain the same.  The amendment was accounted for pursuant to ASC 470-60 “Troubled Debt Restructuring”.  As the total future cash payments exceeded the carrying amount of the liability, no gain or loss was recognized and there was no change in the carrying value.

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

Here Enterprises, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. Dollars)

8.

Convertible Promissory Notes

Convertible promissory notes outstanding at May 31, 2011 are summarized in the following table:

Issuance Date	Principal $	Discount $	Carrying Value $	Due on Demand After

July 20, 2010	10,000	–	10,000	January 20, 2011
August 3, 2010	10,000	–	10,000	February 3, 2011
August 31, 2010	10,000	–	10,000	February 28, 2011
September 9, 2010	5,000,000	–	5,000,000	March 9, 2011
October 7, 2010	12,000	–	12,000	April 7, 2011
October 15, 2010	25,000	19,258	5,742	October 15, 2011
October 21, 2010	7,459	4,874	2,585	October 21, 2011
November 8, 2010	10,000	–	10,000	May 8, 2011
August 30, 2010	3,122	–	3,122	February 28, 2011
September 2, 2010	5,063	–	5,063	March 2, 2011
September 15, 2010	1,000	–	1,000	March 15, 2011
October 2, 2010	3,122	–	3,122	April 2, 2011
October 4, 2010	6,063	–	6,063	April 4, 2011
October 29, 2010	3,122	–	3,122	April 29, 2011
November 1, 2010	6,063	–	6,063	May 1, 2011
November 29, 2010	6,063	–	6,063	May 29, 2011
November 29, 2010	3,122	–	3,122	May 29, 2011
December 28, 2010	6,063	1,956	4,107	June 28, 2011
December 28, 2010	3,122	774	2,348	June 28, 2011
January 14, 2011	24,500	15,264	9,236	July 14, 2011
February 2, 2011	82,686	68,813	13,873	August 2, 2011
March 17, 2011	14,824	12,816	2,008	September 17, 2011
April 5, 2011	6,064	4,987	1,077	October 5, 2011
	5,258,458	128,742	5,129,716

(a)

On July 20, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being January 20, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at May 31, 2011, the carrying value of the convertible promissory note was $10,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(b)

On August 3, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being February 3, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at May 31, 2011, the carrying value of the convertible promissory note was $10,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

Here Enterprises, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. Dollars)

8.

Convertible Promissory Notes (continued)

(c)

On August 31, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being May 31, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at May 31, 2011, the carrying value of the convertible promissory note was $10,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(d)

On September 9, 2010, the Company, as part of the Share Purchase Agreement described in Note 3, issued a $5,000,000 convertible note pursuant to the acquisition agreement described in Note 3. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being March 9, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 50% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The conversion price is subject to a minimum of $0.001, being par value. The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $5,000,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $5,000,000. As at May 31, 2011, the carrying value of the convertible promissory note was $5,000,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(e)

On October 7, 2010, the Company issued a $12,000 convertible note to a shareholder of the Company for proceeds of $12,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being April 7, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $12,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $12,000. As at May 31, 2011, the carrying value of the convertible promissory note was $12,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(f)

On October 15, 2010, the Company issued a $25,000 convertible note to a shareholder of the Company for proceeds of $10,000, $2,826 of equipment purchased and $12,174 of expenses incurred on behalf of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing one year from the date of issuance October 15, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $Nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $25,000. As at May 31, 2011, the carrying value of the convertible promissory note was $5,742.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

Here Enterprises, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. Dollars)

8.

Convertible Promissory Notes (continued)

(g)

On October 21, 2010, the Company issued a $7,459 convertible note to a shareholder of the Company for $7,459 of expenses incurred on behalf of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing one year from the date of issuance being October 21, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $7,459 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $7,459. As at May 31, 2011, the carrying value of the convertible promissory note was $2,585.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(h)

On November 8, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being May 8, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at May 31, 2011, the carrying value of the convertible promissory note was $10,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(i)

On January 14, 2011, the Company issued a $24,500 convertible note to a shareholder of the Company for proceeds of $24,500. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being July 14, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,500 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $24,500. As at May 31, 2011, the carrying value of the convertible promissory note was $9,236.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(j)

On February 2, 2011, the Company issued a $82,685 convertible note to a shareholder of the Company for proceeds of $71,000 and payment of $11,685 of expenses on behalf of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being August 2, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $82,686 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $82,686. As at May 31, 2011, the carrying value of the convertible promissory note was $13,873.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

Here Enterprises, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. Dollars)

8.

Convertible Promissory Notes (continued)

(k)

During the year ended May 31, 2011, the Company issued convertible notes totalling $51,989 to a shareholder of the Company for $51,991 of expenses paid on behalf of the Company. The convertible notes are unsecured and bear interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance. The notes can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion features of $51,991 as additional paid-in capital and reduced the carrying value of the convertible promissory notes to $nil. The carrying value will be accreted over the term of the convertible promissory notes up to their aggregate face value of $51,989. As at May 31, 2011, the carrying value of the convertible promissory notes was $44,272.  The notes may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(l)

On March 17, 2011, the Company issued a $14,824 convertible note to a shareholder of the Company for payment of $14,823 of expenses on behalf of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being September 2, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $14,824 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $14,824. As at May 31, 2011, the carrying value of the convertible promissory note was $2,008.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

9.

Common Stock

On October 26, 2010, the Company effected a 1:100 forward stock-split of its issued and outstanding common stock.  The issued and outstanding common shares increased from 8,190,000 shares of common stock to 819,000,000 shares of common stock.  All per share amounts have been retroactively restated to reflect the forward stock-split.

10.

Commitment

On November 23, 2010, the Company entered into an agreement to host three United States Auto Club sanctioned truck races.  One race will be held a year in 2012, 2013 and 2014.  Pursuant to the agreement the Company will pay the United States Auto Club $50,000 in 2011, $75,000 in 2012 and $100,000 in 2013.

Here Enterprises, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. Dollars)

11.

Discontinued Operations

On March 9, 2010, the Company sold its wholly-owned subsidiary, Here Network Corp. to the Company’s former controlling shareholders in exchange for the return of 5,600,000 common shares of the Company to treasury. The transaction was measured at $6,400, the estimated fair value of Here Network Corp., which was considered more reliably measureable than the Company’s stock as it did not trade in an active market. The Company recognized a gain on disposal of Here Network Corp. of $28,260. The 5,600,000 common shares were subsequently redirected to other shareholders of the Company at a price of $0.001 per share. As at May 31, 2011, subscriptions in the amount of $5,600 are receivable from these shareholders.

The results of discontinued operations of Here Network Corp. are summarized as follows:

	Year Ended May 31, 2011 $	Year Ended May 31, 2010 $

Revenues	–	4,476

Operating Expenses

Amortization	–	4,388
General and administrative	–	3,966

Total Operating Expenses	–	8,354

Loss from Discontinued Operations	–	(3,878)

Cash flows of the discontinued operations of Here Network Corp. are summarized as follows:

	Year Ended May 31, 2011 $	Year Ended May 31, 2010 $

Operating activities	–	1,026
Investing activities	–	–
Financing activities	–	–
Effect of exchange rate changes on cash	–	(601)

Net Increase in Cash	–	425

Here Enterprises, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. Dollars)

12.

Income Taxes

The income tax recovery differs from the amount computed by applying the federal and state income tax rate of 35% (2010 – 35%) to loss from continuing operations for the years ended May 31, 2011 and 2010 as follows:

	2011 $	2010 $

Income tax recovery computed at statutory rates	3,389,280	33,338
Permanent differences	(1,815,071)	(8,050)
Temporary differences	(284,342)	–
Other	5,758	(7,159)
Change in valuation allowance	(1,150,575)	(18,129)

Income tax recovery	145,050	–

Significant components of the Company’s deferred tax assets and liabilities as at May 31, 2011 and 2010 were as follows:

	2011 $	2010 $

Deferred tax assets (liabilities)
Net tax losses carryforward	404,261	62,665
Goodwill tax basis in excess of book value	1,232,613	–
Land and buildings book value in excess of tax basis	(284,342)	–
Less valuation allowance	(1,213,240)	(62,665)

Net deferred tax liability	139,292	–

Upon the acquisition of Cycle Ranch the Company recognized a deferred income tax liability of $284,342 relating to the increase in the book value of certain assets acquired from Cycle Ranch in excess of tax basis. Post acquisition operating losses of Cycle Ranch are available to reduce the deferred tax liability by $145,050 which has been recorded as a deferred income tax recovery for the year ended May 31, 2011.

The Company has incurred net operating losses totalling $1,155,031, which begin to expire in 2025. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

13.

Subsequent Event

On July 21, 2011, the Company issued a $31,354 convertible note to a shareholder of the Company for expenditures incurred on behalf of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being May 31, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our President (our principal executive officer, principal financial officer, and principal accounting officer).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of May 31, 2011, our internal control over financial reporting was not effective. The ineffectiveness of our internal control over financial reporting was due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

*

Insufficient segregation of duties in our finance and accounting functions due to limited personnel – During the year ended May 31, 2011, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected; and

*

Lack of accounting staff with sufficient technical accounting knowledge – We do not have accounting staff with sufficient technical accounting knowledge relating to accounting for complex U.S. generally accepted accounting principles matters.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. To remediate the material weaknesses identified, we plan to implement the following changes during the year ending May 31, 2012:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended May 31, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

A director of our company holds office until the next annual meeting of the shareholders or until his successors has been elected and qualified.  An officer of our company is appointed by our board of directors and holds office until his death, resignation or removal from office.  Our directors and executive officers, their age, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Mark K. Ryun	President, Secretary, Treasurer, Director, CEO	51	March 4, 2010
George Russell	CFO	46	May 6, 2011

Business Experience

The following is a brief account of the education and business experience of our officers and sole director during at least the past five years, indicating business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

George Russell

Since 1996, Mr. Russell has acted as investment adviser, financial planner and retirement consultant for affluent clients, small businesses, and medium capitalization companies.  He was presented the Blue Chip Aware five consecutive years for excellence in client services.  He was certified and performed as a Portfolio Manager of individual equities.  In 2006, Mr. Russell was named Managing Director and Controller of JBC, a new construction/remodeling conglomerate operating throughout the state of Texas.

Mr. Russell earned an Executive MBA in Management and Strategy from Kellogg School of Management and holds a Bachelor’s degree in Business Administration.

Mark K. Ryun

Since July of 1991, Mr. Mark K. Ryun has been the president and chief executive officer of Coastal Wood Floors, a full-service hardwood flooring contracting company based in Haleiwa, Hawaii. Over the past 18 years, Mr. Ryun has been a member of the board of directors with the Honolulu Board of Contractors in the State of Hawaii, the National Wood Flooring Association (NWFA), and the Better Business Bureau of Hawaii (BBB).

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

Corporate Governance

All proceedings of our board of directors for the year ended May 31, 2011, were conducted by resolutions consented to in writing by our former directors or current director and filed with the minutes of the proceedings of the board of directors. A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this annual report.

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

Item 11. Executive Compensation.

The following table shows the compensation received by our executive officers for the fiscal years ended May 31, 2011 and 2010:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compe nsation ($)	Total ($)
Simon Au(1) President, Secretary, Treasurer and Director	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Mark K. Ryun(3) President, Secretary, Treasurer, CEO, Director	2011 2010	$120,000 $20,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Michael T. Moore(3) CFO	2011 2010	$20,000 $5,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
George Russell(4) CFO	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)

 Mr. Au became our director on September 10, 2008 and our President, Secretary, and Treasurer on September 12, 2008 and resigned all of his positions on March 4, 2010

(2)

 Mr. Ryun became our President, Secretary, Treasurer and director on March 4, 2010.

(3)

 Mr. Moore became our CFO on March 16, 2010 and resigned on February 9, 2011.

(4)

Mr. Russell became our CFO on May 6, 2011.

We have not entered into written employment agreements with our former directors and officers.  We have entered into written employment agreement with our current chief executive officer.

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

Outstanding Equity Awards at Fiscal Year-End

As at May 31, 2011, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our former executive officers or current executive officer.

Director Compensation

Our former directors or current director did not receive or accrue any compensation for their services as a director during the fiscal year ended May 31, 2011.  We have no formal plan for compensating our director for his service in his capacity as a director.  A director is entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of May 31, 2011, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by our current director and executive officer.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Mark K. Ryun(2) President, Secretary, Treasurer, CEO, Director 848 N. Rainbow Blvd. #2952, Las Vegas, NV 89107	Common Stock	167,500,000(2)	20.46%
George Russell CFO 848 N. Rainbow Blvd. #2952, Las Vegas, NV 89107	Common Stock	0	0%
David Sayid 408 West 57th St., Suite 8E New York, NY 10019	Common Stock	80,000,000	9.77%
Kaleidoscope Real Estate Inc. 3540 W. Sahara #461 Las Vegas, NV 89102	Common Stock	47,500,000	5.80%

Ecoinnovation, LLC 59-574 Makana Rd. Haleiwa, HI 96712	Common Stock	47,500,000	5.8%
Acadia, LLC 131 E. Oakland Dr. Saint Rose, LA 70087	Common Stock	45,000,000	5.5%
Amber Sunset Ventures, LLC 172 E. Bullion Marysvale, UT 84750	Common Stock	50,000,000	6.11%
Bayou Business, LLC 4041 Williams Blvd, Suite A9 #192 Kenner, LA 70065	Common Stock	80,000,000	9.77%
Director and Executive Officers as a Group (2 person)	Common Stock	167,500,000	20.46%

(1) (2)

Based on 819,000,000 shares of common stock issued and outstanding as of May 31, 2011.

The shares are owned by Sunset Group, which is controlled by Mr. Ryun

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

Changes in Control

On September 9, 2010, we signed a Stock Purchase Agreement, and related documents, in which we purchased all of the stock and limited partnership interests owned by The Good One, Inc.  While management of the Company will not change as a result of this acquisition, it may be treated as a reverse capitalization for financial reporting purposes.  Please see “Item 1. Business” above for more information regarding this transaction.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with related persons

Other than as disclosed below and elsewhere, there has been no transaction, since the beginning of the year ended May 31, 2011, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest.

(i)	any director or executive officer of our company;

(ii)	any beneficial owner of shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; and

(iii)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

As at May 31, 2011, the Company was indebted to the Chief Executive Officer of the Company in the amount of $140,000 (May 31, 2010 - $20,200) for consulting services and $27,913 for an advance of working capital.  The amounts are unsecured, non-interest bearing and due on demand.

As at May 31, 2011, the Company was indebted to the former Chief Financial Officer of Company in the amount of $22,500 (May 31, 2010 - $5,000) for consulting services.  The amount is unsecured, non-interest bearing and due on demand.

As at May 31, 2010, the Company was indebted to shareholders of the Company in the amount of $5,500.  The amount was unsecured, non-interest bearing and due on demand.  During the year ended May 31, 2011, amounts owed to the shareholders were exchanged for the promissory note described in Note 7(b).

The Chief Executive Officer of the Company has an agreement to provide management services at a rate of $10,000 per month.  The agreement can be terminated with notice of one month.  During the year ended May 31, 2011, the Company incurred $120,000 (2010 - $20,000) in management fees under the agreement which has been recorded in payroll expense in the statement of operations.

The former Chief Financial Officer of the Company had an agreement to provide management services at a rate of $2,500 per month.  The agreement could be terminated with notice of one month. The agreement was terminated effective January 31, 2011.  During the year ended May 31, 2011, the Company incurred $20,000 (2010 - $5,000) in management fees under the agreement which has been recorded in payroll expense in the statement of operations.

One former employee of the Company provided management services and office premises to the Company at no charge for the period of June 1, 2009 to March 8, 2010.  From March 9, 2010 to May 31, 2010, an officer of the Company provided office premises to the Company at no charge. The donated services have an estimated fair value of $2,000 per month and office premises have an estimated fair value of $250 per month. During the year period ended May 31, 2011, $nil (2010 - $18,000) in donated services and $nil (2010 - $2,250) in donated rent were charged to operations and recorded as donated capital.

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

2011:

$84,907.57

2010

$25,000

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2011:

$ 0

2010:

$0

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2011:

$4,688.00

Nature of Services:  Tax Preparation

2010:

$ 0

Nature of Services

All Other Fees:

2011:

$600.00

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

/s/ George Russell

George Russell, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

/s/ Mark K. Ryun

Mark K. Ryun, Director, President,

Treasurer, Principal Accounting Officer