Form 10-Q
period 2011-08-31
HERE ENTERPRISES, INC.
filed 2011-10-26
CIK 1411846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

Yes [  ]     No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 819,000,000 shares of common stock outstanding as of October 26, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the period ended February 28, 2012, include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Here Enterprises, Inc.

August 31, 2011

(Unaudited)

Index

Consolidated Balance Sheets

F–1

Consolidated Statements of Operations

F–2

Consolidated Statements of Cash Flows

F–3

Notes to the Consolidated Financial Statements

F–4 – F-14

Here Enterprises, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	August 31, 2011 $	May 31, 2011 $
	(Unaudited)
Current Assets

Cash	5,028	5,790

Total Current Assets	5,028	5,790

Property and Equipment (Note 3)	895,828	921,069
Goodwill	1,188,458	1,188,458

Total Assets	2,089,314	2,115,317

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	92,194	51,937
Accrued liabilities	382,739	254,222
Due to related parties (Note 4)	220,413	190,413
Loans payable (Note 5)	600,188	599,197
Contingently convertible promissory notes (Note 6)	131,206	131,206
Convertible promissory notes, net of discount of $128,772 (Note 7)	5,242,040	5,129,716

	6,668,780	. .6,356,691

Deferred income tax liability	–	139,292

Total Current Liabilities	6,668,780	6,495,983

Nature of Operations and Going Concern (Note 1)

Commitment (Note 8)
Subsequent Event (Note 9)

Stockholders’ Deficit

Common stock Authorized: 1,500,000,000 shares, par value $0.001 Issued and outstanding: 819,000,000 shares	819,000	819,000
Preferred stock Authorized: 50,000,000 shares, par value $0.001 Issued and outstanding: no shares	–	–

Subscriptions receivable	(5,600)	(5,600)

Donated capital	89,375	89,375

Additional paid-in capital	4,554,933	4,520,457

Deficit	(10,037,174)	(9,803,898)

Total Stockholders’ Deficit	(4,579,466)	(4,380,666)

Total Liabilities and Stockholders’ Deficit	2,089,314	2,115,317

The accompanying notes are an integral part of these consolidated financial statements

Here Enterprises, Inc.

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	August 31,	August 31,
	2011	2010
	$	$

Revenue	83,794	–

Expenses

Depreciation	25,241	–
General and administrative	123,923	68,798
Interest	69,650	–
Property taxes	3,799	–
Track operation	15,741	–
Wages and benefits (Note 4)	86,019	–

Total Operating Expenses	324,373	68,798

Loss from Operations Before Other Items	(240,579)	(68,798)

Other Income (Expenses)

Accretion of convertible promissory notes (Note 7)	(131,989)	(2,330)
Other income (expense)	–	(1,453)

Total Other Income (Expenses)	(131,989)	(3,783)

Loss before taxes	(372,568)	(72,581)
Deferred income tax recovery (Note 9)	139,292	–

Net Loss and Comprehensive Loss	(233,276)	(72,581)

Net Loss Per Share	–	–

Weighted Average Shares Outstanding	819,000,000	819,000,000

The accompanying notes are an integral part of these consolidated financial statements

Here Enterprises, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	For The Three Months Ended August 31, 2011 $	For the Three Months Ended August 31, 2010 $

Operating Activities

Net loss for the period	(233,276)	(72,581)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Accretion of convertible promissory notes	131,989	2,330
Depreciation	25,241	–
Future income tax recovery	(139,292)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	185,061	13,297
Due to related parties	30,000	37,500

Net Cash Used In Operating Activities	(277)	(19,454)

Net Cash Used in Investing Activities	–	–
Financing Activities

Proceeds from issuance of contingently convertible promissory note	–	30,000
Repayment of notes and loans payable	(485)	–

Net Cash Provided by (Used in) Financing Activities	(485)	30,000

Net (Decrease) Increase in Cash	(762)	10,546

Cash, Beginning of Period	5,790	3,087

Cash, End of Period	5,028	13,633

Non-cash Investing and Financing Activities

Convertible notes issued for note payments	18,189	–
Convertible notes issued to settle accounts payable and accrued liabilities	34,476	–

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these consolidated financial statements

Here Enterprises, Inc.

Notes to the Consolidated Financial Statements

August 31, 2011

(expressed in U.S. dollars)

(Unaudited)

1.

Nature of Operations and Continuance of Business

Here Enterprises, Inc. (“Here Enterprises” or the “Company”) was incorporated in the state of Nevada on November 15, 2006. On December 12, 2006, the Company incorporated Here Network Corp., a company incorporated in the province of British Columbia, Canada. On December 12, 2006, Here Network Corp. acquired a website www.dinehere.ca which provided restaurant listings and reviews to a broad spectrum of Internet visitors.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of August 31, 2011, the Company has a working capital deficit of $6,663,752, and has incurred losses from operations of $10,037,714 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and management, the ability of the Company to obtain necessary equity or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended May 31, 2011, included in the Company’s Annual Report on Form 10-K filed October 6, 2011 with the SEC.

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at August 31, 2011, and the results of its operations and cash flows for the three month periods ended August 31, 2011 and 2010. The results of operations for the three month period ended August 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

Here Enterprises, Inc.

Notes to the Consolidated Financial Statements

August 31, 2011

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

e)

Advertising

Advertising costs totalled approximately $3,714 and $Nil for the three months ended August 31, 2011 and 2010, respectively, and are expensed as incurred.

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

August 31, 2011

(expressed in U.S. dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

f)

Financial Instruments and Concentrations (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of August 31, 2011 as follows:

	Fair Value Measurements Using

	Quoted Prices in Active Markets For Identical Instruments (Level 1) $	Significant Other Observable Inputs (Level 2) $	Significant Unobservable Inputs (Level 3) $	Balance as of August 31, 2011 $
Assets:
Cash	5,028	–	–	5,028

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of August 31, 2011.

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

h)

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

i)

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

Here Enterprises, Inc.

Notes to the Consolidated Financial Statements

August 31, 2011

(expressed in U.S. dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

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

l)

Comprehensive Income

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of other comprehensive income and its components in the financial statements. As at August 31, 2011, the Company does not have any accumulated other comprehensive loss.

m)

Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  As at August 31, 2011, the Company has 2,386,184,000 dilutive potential shares outstanding.

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

Here Enterprises, Inc.

Notes to the Consolidated Financial Statements

August 31, 2011

(expressed in U.S. dollars)

(Unaudited)

3.

Property and Equipment

Property and equipment consists of the following:

	Cost $	Accumulated Amortization $	August 31, 2011 Net Carrying Value $	May 31, 2011 Net Carrying Value $

Land	265,740	–	265,740	265,740
Buildings and improvements	657,470	(93,924)	563,546	587,027
Equipment	73,001	(6,459)	66,542	68,302
	996,211	(100,383)	895,828	921,069

4.

Related Party Transactions and Balances

a)

As at August 31, 2011, the Company was indebted to the Chief Executive Officer of the Company in the amount of $170,000 (May 31, 2011 - $140,000) for management services and $27,913 for an advance of working capital.  The amounts are unsecured, non-interest bearing and due on demand.

b)

As at August 31, 2011, the Company was indebted to the former Chief Financial Officer of Company in the amount of $22,500 (May 31, 2011 - $22,500) for management services.  The amount is unsecured, non-interest bearing and due on demand.

c)

The Chief Executive Officer of the Company has an agreement to provide management services at a rate of $10,000 per month.  The agreement can be terminated with notice of one month.  During the three months ended August 31, 2011, the Company incurred $30,000 (2010 - $30,000) in management fees under the agreement which has been recorded in wages and benefits expense in the statement of operations.

d)

The former Chief Financial Officer of the Company had an agreement to provide management services at a rate of $2,500 per month.  The agreement could be terminated with notice of one month. The agreement was terminated effective January 31, 2011.  During the three months ended August 31, 2010, the Company incurred $Nil (2010 - $7,500) in management fees under the agreement which has been recorded in wages and benefits expense in the statement of operations.

5.

Loans Payable

(a)

On October 8, 2008, the Company issued a promissory note to an unrelated company for proceeds of $30,000.  The promissory note bears interest at 20% per annum, is unsecured and repayable on demand.

(b)

At August 31, 2011, the Company was indebted to a financing company for $441 (May 31, 2011 - $926).  The note is payable in monthly instalments of $162, bears interest of 10.4% and is secured by machinery.

(c)

On April 8, 2009, the Company issued a promissory note to an unrelated company for proceeds of $10,000.  On June 26, 2009 and March 24, 2010, the Company issued additional promissory notes to this company for proceeds of $20,000 and $2,700 respectively.  The Company repaid $5,000 on October 20, 2009, and $8,000 on November 19, 2009.  As at August 31, 2011, the carrying value of the promissory notes and remaining outstanding principal was $19,700 (May 31, 2011- $19,700). The promissory notes bear no interest, are unsecured and have no fixed term for repayment.

(d)

On September 9, 2010, as part of the Share Purchase Agreement described in Note 3, the Company has agreed to guarantee the repayment of a $640,000 promissory note due from The Good One to a third party.  The Promissory Note is secured by the Shares and bears interest at 6% per annum.  Principal and interest was payable commencing March 1, 2010 in monthly instalments of $5,063, increasing to $6,063 on September 1, 2010, with the remaining balance due on August 30, 2012.  The Company is issuing convertible notes for the principal and interest repayments made by the Good One and plans to assume making the payments. The Promissory Note may be repaid, in whole or in part at any time without penalty.  The Shares are pledged as security and to be held in escrow until the Promissory Note and accrued interest are repaid. Refer to Note 3.  On September 9, 2010, the Company discounted the note to the present value of the future cash flows.  The carrying value will be accreted over the term of the promissory note up to its face value of $640,000.  As at August 31, 2011, the carrying value of the convertible promissory note was $550,047 and the remaining outstanding principal was $567,244.

Here Enterprises, Inc.

Notes to the Consolidated Financial Statements

August 31, 2011

(expressed in U.S. dollars)

(Unaudited)

6.

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

b)

On December 6, 2010, the Company issued a contingently convertible promissory note to a shareholder to settle accounts payable relating to expenses incurred and equipment purchased on behalf of the company of $121,206.  The promissory note is unsecured, bears interest at 5% per annum and is automatically convertible into shares of the Company’s stock upon the satisfaction of certain conditions.  If the conditions for automatic conversion are not satisfied, the note and accrued interest are repayable on June 6, 2011.  The note matured on June 6, 2011.  The note holder has not demanded conversion or repayment and the note remains outstanding and due on demand.  The conversion price is equal to 30% of the average closing bid price for the three business days prior to the notice of conversion.  The note may be repaid by the Company, in whole or in part, at any time without penalty.

7.

Convertible Promissory Notes

Convertible promissory notes outstanding at August 31, 2011 are summarized in the following table:

Issuance Date	Principal $	Discount $	Carrying Value $	Due on Demand After

July 20, 2010	10,000	–	10,000	January 20, 2011
August 3, 2010	10,000	–	10,000	February 3, 2011
August 31, 2010	10,000	–	10,000	February 28, 2011
September 9, 2010	5,000,000	–	5,000,000	March 9, 2011
October 7, 2010	12,000	–	12,000	April 7, 2011
October 15, 2010	25,000	9,726	15,274	October 15, 2011
October 21, 2010	7,459	2,366	5,093	October 21, 2011
November 8, 2010	10,000	–	10,000	May 8, 2011
August 30, 2010	3,122	–	3,122	February 28, 2011
September 2, 2010	5,063	–	5,063	March 2, 2011
September 15, 2010	1,000	–	1,000	March 15, 2011
October 2, 2010	3,122	–	3,122	April 2, 2011
October 4, 2010	6,063	–	6,063	April 4, 2011
October 29, 2010	3,122	–	3,122	April 29, 2011
November 1, 2010	6,063	–	6,063	May 1, 2011
November 29, 2010	6,063	–	6,063	May 29, 2011
November 29, 2010	3,122	–	3,122	May 29, 2011
December 28, 2010	6,063	–	6,063	June 28, 2011
December 28, 2010	3,122	–	3,122	June 28, 2011
January 14, 2011	24,500	–	24,500	July 14, 2011
February 2, 2011	82,686	–	82,686	August 2, 2011
March 17, 2011	14,824	4,301	10,523	September 17, 2011
April 5, 2011	6,064	2,338	3,726	October 5, 2011
June 6, 2011	3,122	2,053	1,069	December 6, 2011
July 21, 2011	31,354	30,110	1,244	January 21, 2012
	5,292,934	50,894	5,242,040

Here Enterprises, Inc.

Notes to the Consolidated Financial Statements

August 31, 2011

(expressed in U.S. dollars)

(Unaudited)

7.

Convertible Promissory Notes (continued)

(a)

On July 20, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being January 20, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at August 31, 2011, the carrying value of the convertible promissory note was $10,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(b)

On August 3, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being February 3, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at August 31, 2011, the carrying value of the convertible promissory note was $10,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(c)

On August 31, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being May 31, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at August 31, 2011, the carrying value of the convertible promissory note was $10,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(d)

On September 9, 2010, the Company, as part of the Share Purchase Agreement described in Note 3, issued a $5,000,000 convertible note pursuant to the acquisition agreement described in Note 3. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being March 9, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 50% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The conversion price is subject to a minimum of $0.001, being par value. The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $5,000,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $5,000,000. As at August 31, 2011, the carrying value of the convertible promissory note was $5,000,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

Here Enterprises, Inc.

Notes to the Consolidated Financial Statements

August 31, 2011

(expressed in U.S. dollars)

(Unaudited)

7.

Convertible Promissory Notes (continued)

(e)

On October 7, 2010, the Company issued a $12,000 convertible note to a shareholder of the Company for proceeds of $12,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being April 7, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $12,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $12,000. As at August 31, 2011, the carrying value of the convertible promissory note was $12,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(f)

On October 15, 2010, the Company issued a $25,000 convertible note to a shareholder of the Company for proceeds of $10,000, $2,826 of equipment purchased and $12,174 of expenses incurred on behalf of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing one year from the date of issuance October 15, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $Nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $25,000. As at August 31, 2011, the carrying value of the convertible promissory note was $15,274.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(g)

On October 21, 2010, the Company issued a $7,459 convertible note to a shareholder of the Company for $7,459 of expenses incurred on behalf of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing one year from the date of issuance being October 21, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $7,459 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $7,459. As at August 31, 2011, the carrying value of the convertible promissory note was $5,093.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(h)

On November 8, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being May 8, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at August 31, 2011, the carrying value of the convertible promissory note was $10,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

Here Enterprises, Inc.

Notes to the Consolidated Financial Statements

August 31, 2011

(expressed in U.S. dollars)

(Unaudited)

7.

Convertible Promissory Notes (continued)

(i)

On January 14, 2011, the Company issued a $24,500 convertible note to a shareholder of the Company for proceeds of $24,500. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being July 14, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,500 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $24,500. As at August 31, 2011, the carrying value of the convertible promissory note was $24,500.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(j)

On February 2, 2011, the Company issued a $82,686 convertible note to a shareholder of the Company for proceeds of $71,000 and payment of $11,686 of expenses on behalf of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being August 2, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $82,686 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $82,686. As at August 31, 2011, the carrying value of the convertible promissory note was $82,686.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(k)

During the year ended May 31, 2011, the Company issued convertible notes totalling $51,989 to a shareholder of the Company for $51,989 of expenses paid on behalf of the Company. The convertible notes are unsecured and bear interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance. The notes can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion features of $51,989 as additional paid-in capital and reduced the carrying value of the convertible promissory notes to $nil. The carrying value will be accreted over the term of the convertible promissory notes up to their aggregate face value of $51,989. As at August 31, 2011, the carrying value of the convertible promissory notes was $49,651.  The notes may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(l)

On March 17, 2011, the Company issued a $14,824 convertible note to a shareholder of the Company for payment of $14,823 of expenses on behalf of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being September 2, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $14,824 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $14,824. As at August 31, 2011, the carrying value of the convertible promissory note was $10,523.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

Here Enterprises, Inc.

Notes to the Consolidated Financial Statements

August 31, 2011

(expressed in U.S. dollars)

(Unaudited)

7.

Convertible Promissory Notes (continued)

(m)

On June 6, 2011, the Company issued a $3,122 convertible note to a shareholder of the Company for payment of expenses of $3,122. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being December 6, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $3,122 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $3,122. As at August 31, 2011, the carrying value of the convertible promissory note was $1,069.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(n)

On July 21, 2011, the Company issued a $31,354 convertible note to a shareholder of the Company for payment of expenses of $31,354. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being January 21, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $31,354 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $31,354.  As at August 31, 2011, the carrying value of the convertible promissory note was $1,244.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

8.

Commitment

On November 23, 2010, the Company entered into an agreement to host three United States Auto Club sanctioned truck races.  One race a year will be held in 2012, 2013 and 2014.  Pursuant to the agreement the Company will pay the United States Auto Club $50,000 in 2011, $75,000 in 2012 and $100,000 in 2013.

9.

Subsequent Event

On October 12, 2011, the Company issued a $59,672 convertible note to a shareholder of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being April 12, 2012. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system. The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

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

Current Business

Cycle Ranch operates a motocross race track located in Floresville, Texas. The Company has 108 acres of red dirt and oak trees.  The main track is approximately 1.7 miles long and 30 feet wide and is prepared every weekend for races.  There is also a junior beginner track located behind the main race track.  Facilities also include bathrooms, covered pavilions with picnic tables, covered grandstands that seat 800 people, a bike wash and a bike shop.  More details on the track, facilities and events can be viewed at www.cycleranchmx.com.

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

The Company generated $83,794 in revenues from continuing operations for the quarter end August 31, 2011.  Revenues generated from Here Network Corp. in the comparative period have been included in loss from discontinued operations.

Results of Operations

The following table summarizes our operating results for the three months ended August 31, 2011:

	Three Months Ended
	August 31,	August 31,
	2011	2010
Revenue	$83,794	$-
Operating Expenses	$324,373	$68,798
Net Loss	$(233,276)	$(72,581)

Three Months Ended August 31, 2011, and August 31, 2010

For the three months ended August 31, 2011, we generated $83,794 in revenues and incurred operating expenses of $324,373 as compared to revenues of $0 and operating expenses of $68,798 for the three months ended August 31, 2010.  The increase in operating expenses was primarily attributable to the acquisition of Cycle Ranch in March, 2010.  As a result, for the three months ended August 31, 2011, we suffered a net loss of $233,276  as compared to net loss of $72,581  for the three months ended August 31, 2010.

General and administrative costs were $123,923 for the three months ended August 31, 2011, as compared to $68,798 for the three months ended August 31, 2010. The increase in general and administrative costs was primarily attributable to the acquisition of Cycle Ranch completed in March, 2010 .

Liquidity and Capital Resources

Working Capital

	August 31,	May 31
	2011	2011
Current assets	$2,089,314	$2,115,317
Current liabilities	6,668,780	6,495,983
Working capital (deficiency)	$(4,579,466)	$(4,380,666)

At August 31, 2011, we had cash of $5,028 and working capital deficit of $4,579,466 as compared to cash of $5,790 and working capital deficit of $4,380,666 at May 31, 2011.  We have suffered a net loss from inception.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our director and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.

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

On December 6, 2010, the Company issued a contingently convertible promissory note to a shareholder to settle accounts payable relating to expenses incurred and equipment purchased on behalf of the company of $121,206.  The promissory note is unsecured, bears interest at 5% per annum and is automatically convertible into shares of the Company’s stock upon the satisfaction of certain conditions.  If the conditions for automatic conversion are not satisfied, the note and accrued interest are repayable on June 6, 2011.  The note matured on June 6, 2011.  The note holder has not demanded conversion or repayment and the note remains outstanding and due on demand.  The conversion price is equal to 30% of the average closing bid price for the three business days prior to the notice of conversion.  The note may be repaid by the Company, in whole or in part, at any time without penalty.

On October 8, 2008, the Company issued a promissory note to an unrelated company for proceeds of $30,000.  The promissory note bears interest at 20% per annum, is unsecured and repayable on demand.

At August 31, 2011, the Company was indebted to a financing company for $441 (May 31, 2011 - $926).  The note is payable in monthly instalments of $162, bears interest of 10.4% and is secured by machinery.

On April 8, 2009, the Company issued a promissory note to an unrelated company for proceeds of $10,000.  On June 26, 2009 and March 24, 2010, the Company issued additional promissory notes to this company for proceeds of $20,000 and $2,700 respectively.  The Company repaid $5,000 on October 20, 2009, and $8,000 on November 19, 2009.  As at August 31, 2011, the carrying value of the promissory notes and remaining outstanding principal was $19,700 (May 31, 2011- $19,700). The promissory notes bear no interest, are unsecured and have no fixed term for repayment.

On September 9, 2010, as part of the Share Purchase Agreement described in Note 3, the Company has agreed to guarantee the repayment of a $640,000 promissory note due from The Good One to a third party.  The Promissory Note is secured by the Shares and bears interest at 6% per annum.  Principal and interest was payable commencing March 1, 2010 in monthly instalments of $5,063, increasing to $6,063 on September 1, 2010, with the remaining balance due on August 30, 2012.  The Company is issuing convertible notes for the principal and interest repayments made by the Good One and plans to assume making the payments. The Promissory Note may be repaid, in whole or in part at any time without penalty.  The Shares are pledged as security and to be held in escrow until the Promissory Note and accrued interest are repaid. Refer to Note 3.  On September 9, 2010, the Company discounted the note to the present value of the future cash flows.  The carrying value will be accreted over the term of the promissory note up to its face value of $640,000.  As at August 31, 2011, the carrying value of the convertible promissory note was $550,047 and the remaining outstanding principal was $567,244.

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

On December 6, 2010, the Company issued a contingently convertible promissory note to a shareholder to settle accounts payable relating to expenses incurred and equipment purchased on behalf of the company of $121,206.  The promissory note is unsecured, bears interest at 5% per annum and is automatically convertible into shares of the Company’s stock upon the satisfaction of certain conditions.  If the conditions for automatic conversion are not satisfied, the note and accrued interest are repayable on June 6, 2011.  The note matured on June 6, 2011.  The note holder has not demanded conversion or repayment and the note remains outstanding and due on demand.  The conversion price is equal to 30% of the average closing bid price for the three business days prior to the notice of conversion.  The note may be repaid by the Company, in whole or in part, at any time without penalty.

During the nine month period ended February 28, 2011, the Company issued convertible notes totaling $45,925 to a shareholder of the Company for $45,925 of expenses paid on behalf of the Company. The convertible notes are unsecured and bear interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance. On July 20, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being January 20, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at August 31, 2011, the carrying value of the convertible promissory note was $10,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On August 3, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being February 3, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at August 31, 2011, the carrying value of the convertible promissory note was $10,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On August 31, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being May 31, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at August 31, 2011, the carrying value of the convertible promissory note was $10,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On September 9, 2010, the Company, as part of the Share Purchase Agreement described in Note 3, issued a $5,000,000 convertible note pursuant to the acquisition agreement described in Note 3. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being March 9, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 50% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The conversion price is subject to a minimum of $0.001, being par value. The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $5,000,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $5,000,000. As at August 31, 2011, the carrying value of the convertible promissory note was $5,000,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On October 7, 2010, the Company issued a $12,000 convertible note to a shareholder of the Company for proceeds of $12,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being April 7, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $12,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $12,000. As at August 31, 2011, the carrying value of the convertible promissory note was $12,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On October 15, 2010, the Company issued a $25,000 convertible note to a shareholder of the Company for proceeds of $10,000, $2,826 of equipment purchased and $12,174 of expenses incurred on behalf of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing one year from the date of issuance October 15, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $Nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $25,000. As at August 31, 2011, the carrying value of the convertible promissory note was $15,274.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On October 21, 2010, the Company issued a $7,459 convertible note to a shareholder of the Company for $7,459 of expenses incurred on behalf of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing one year from the date of issuance being October 21, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $7,459 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $7,459. As at August 31, 2011, the carrying value of the convertible promissory note was $5,093.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On November 8, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being May 8, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at August 31, 2011, the carrying value of the convertible promissory note was $10,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On January 14, 2011, the Company issued a $24,500 convertible note to a shareholder of the Company for proceeds of $24,500. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being July 14, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,500 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $24,500. As at August 31, 2011, the carrying value of the convertible promissory note was $24,500.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On February 2, 2011, the Company issued a $82,686 convertible note to a shareholder of the Company for proceeds of $71,000 and payment of $11,686 of expenses on behalf of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being August 2, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $82,686 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $82,686. As at August 31, 2011, the carrying value of the convertible promissory note was $82,686.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

During the year ended May 31, 2011, the Company issued convertible notes totalling $51,989 to a shareholder of the Company for $51,989 of expenses paid on behalf of the Company. The convertible notes are unsecured and bear interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance. The notes can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion features of $51,989 as additional paid-in capital and reduced the carrying value of the convertible promissory notes to $nil. The carrying value will be accreted over the term of the convertible promissory notes up to their aggregate face value of $51,989. As at August 31, 2011, the carrying value of the convertible promissory notes was $49,651.  The notes may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On March 17, 2011, the Company issued a $14,824 convertible note to a shareholder of the Company for payment of $14,823 of expenses on behalf of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being September 2, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $14,824 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $14,824. As at August 31, 2011, the carrying value of the convertible promissory note was $10,523.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On June 6, 2011, the Company issued a $3,122 convertible note to a shareholder of the Company for payment of expenses of $3,122. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being December 6, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $3,122 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $3,122. As at August 31, 2011, the carrying value of the convertible promissory note was $1,069.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On July 21, 2011, the Company issued a $31,354 convertible note to a shareholder of the Company for payment of expenses of $31,354. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being January 21, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $31,354 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $31,354.  As at August 31, 2011, the carrying value of the convertible promissory note was $1,244.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being August 31, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer, and principal accounting officer).

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

We incurred a net loss of $344,376 for the period ended August 31, 2011.  On August 31, 2011, we had cash of $5,028.  Should we require additional funding, we intend to raise the money required to fund our operations from the sale of our equity or debt securities; however, there can be no assurance that we will be able to do so.  Because we have only generated minimal revenue during the quarter ended August 31, 2011, and have incurred a loss from operations since our inception, our independent auditors included an explanatory paragraph in their report dated September 29, 2011, for the year ended May 31, 2011, regarding the substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed on September 10, 2007, as amended)

3.2	Bylaws (incorporated by reference from our registration statement on Form SB-2 filed on September 10, 2007, as amended)

3.3	Amended Bylaws (incorporated by reference from our registration statement on Form SB-2 filed on September 10, 2007, as amended)

3.4	Certificate of Amendment (incorporated herein by reference to our Current Report on Form 8K filed June 2, 2010)

10.1	Securities Purchase Agreement with the Good One, Inc., and associated companies (incorporated by reference from our Current Report on Form 8K filed on September 24, 2010)

21*	Subsidiary of Here Enterprises, Inc.:

31*	Section 302 Certification of Mark K. Ryun

32*	Section 906 Certification of Mark K. Ryun

101INS*	XBRL Instance**

101.SCH*	XBRL Taxonomy Extension Schema**

101.CAL*	XBRL Taxonomy Extension Calculation**

101.DEF*	XBRL Taxonomy Extension Definition**

101.LAB*	XBRL Taxonomy Extension Labels**

101.PRE*	XBRL Taxonomy Extension Presentation**

* Filed herewith.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERE ENTERPRISES, INC.

By:	/s/ Mark K. Ryun
Mark K. Ryun
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Date: October 26, 2011