Form 10-Q
period 2011-11-30
HERE ENTERPRISES, INC.
filed 2012-05-07
CIK 1411846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File Number: 000-52951

HERE ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2208420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2066 County Rd., #405, Floresville, TX 78114
(Address of principal executive offices) (Zip Code)

(210) 957-7879
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

Yes [  ]     No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 819,000,000 shares of common stock outstanding as of November 30, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the period ended November 30, 2011, include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Here Enterprises, Inc.

November 30, 2011

(Unaudited)

Index

Consolidated Balance Sheets

F–1

Consolidated Statements of Operations

F–2

Consolidated Statements of Cash Flows

F–3

Notes to the Consolidated Financial Statements

F–4 – F-13

F-4

Here Enterprises, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	November 30, 2011 $	May 31, 2011 $
	(Unaudited)
Current Assets

Cash	12,985	5,790

Total Current Assets	12,985	5,790

Property and Equipment (Note 3)	870,586	921,069
Goodwill	1,188,458	1,188,458

Total Assets	2,072,029	2,115,317

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	112,115	51,937
Accrued liabilities	376,492	254,222
Due to related parties (Note 4)	258,217	190,413
Loans payable (Note 5)	607,075	599,197
Contingently convertible promissory notes (Note 6)	131,206	131,206
Convertible promissory notes, net of discount of $81,399 (Note 7)	5,271,207	5,129,716

	6,756,312	6,356,691

Deferred income tax liability	–	139,292

Total Liabilities	6,756,312	6,495,983

Nature of Operations and Going Concern (Note 1)

Commitment (Note 8)

Stockholders’ Deficit

Common stock Authorized: 1,500,000,000 shares, par value $0.001 Issued and outstanding: 819,000,000 shares	819,000	819,000
Preferred stock Authorized: 50,000,000 shares, par value $0.001 Issued and outstanding: no shares	–	–

Subscriptions receivable	(5,600)	(5,600)

Donated capital	89,375	89,375

Additional paid-in capital	4,614,605	4,520,457

Deficit	(10,201,663)	(9,803,898)

Total Stockholders’ Deficit	(4,684,283)	(4,380,666)

Total Liabilities and Stockholders’ Deficit	2,072,029	2,115,317

The accompanying notes are an integral part of these consolidated financial statements

Here Enterprises, Inc.

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010
	$	$	$	$

Revenue	119,959	103,305	203,753	103,305

Expenses

Depreciation	25,242	25,389	50,483	25,389
General and administrative	35,734	33,656	159,657	102,454
Interest	70,007	60,228	139,657	60,228
Property taxes	5,086	5,750	8,885	5,750
Track operation	12,407	19,821	28,148	19,821
Wages and benefits (Note 4)	87,351	151,918	173,370	151,918

Total Operating Expenses	235,827	296,762	560,200	365,560

Loss from Operations Before Other Items	(115,868)	(193,457)	(356,447)	(262,255)

Other Expense

Accretion of convertible promissory notes (Note 7)	(48,621)	(437,729)	(180,610)	(440,059)
Other Expense	–	–	–	(1,453)

Total Other Expense	(48,621)	(437,729)	(180,610)	(441,512)

Loss before taxes	(164,489)	(631,186)	(537,057)	(703,767)
Deferred income tax recovery	–	–	139,292	–

Net Loss and Comprehensive Loss	(164,489)	(631,186)	(397,765)	(703,767)

Net Loss Per Share – Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	819,000,000	819,000,000	819,000,000	819,000,000

The accompanying notes are an integral part of these consolidated financial statements

Here Enterprises, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Six Months Ended November 30, 2011 $	Six Months Ended November 30, 2010 $

Operating Activities

Net loss for the period	(397,765)	(703,767)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Accretion of convertible promissory notes	180,610	440,059
Depreciation	50,483	25,389
Convertible notes issued for expenses	–	32,121
Future income tax recovery	(139,292)	–

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	252,344	73,995
Due to related parties	67,804	100,615

Net Cash Provided by (Used In) Operating Activities	14,184	(31,588)

Investing Activities
Cash acquired from subsidiary	–	4,937
Purchase of property and equipment	–	(16,804)

Net Cash Used in Investing Activities	–	(11,867)
Financing Activities

Proceeds from notes payable	–	62,000
Repayment of notes payable	(6,989)	(690)

Net Cash Provided by Financing Activities	(6,989)	61,310

Net Increase in Cash	7,195	17,855

Cash, Beginning of Period	5,790	3,087

Cash, End of Period	12,985	20,942

Non-cash Investing and Financing Activities

Convertible notes issued for note payments	18,189	–
Convertible notes issued to settle accounts payable and accrued liabilities	82,022	–
Convertible notes issued for acquisition of equipment	–	2,826
Convertible notes issued for expenses	–	32,123
Issuance of convertible note for acquisition of subsidiary	–	5,000,000
Assumption of convertible note for acquisition of subsidiary	–	640,000

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these consolidated financial statements

Here Enterprises, Inc.

Notes to Consolidated Financial Statements

November 30, 2011

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of November 30, 2011, the Company has a working capital deficit of $6,743,327, and has incurred losses from operations of $10,201,663 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and management, the ability of the Company to obtain necessary equity or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending May 31, 2012.  There is no assurance that the Company will obtain the necessary financing to complete its objectives.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and wholly-owned subsidiaries, Cycle Ranch, Inc. and ASB Land Company, Inc. and Cycle Ranch Management, Ltd. starting from the date of acquisition, September 9, 2010.  All significant inter-company transactions and balances have been eliminated.  The Company’s fiscal year end is May 31.

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

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2011, and the results of its operations and cash flows for the six months ended November 30, 2011. The results of operations for the three and six months ended November 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

Here Enterprises, Inc.

Notes to Consolidated Financial Statements

November 30, 2011

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

e)

Advertising

Advertising costs totalled approximately $3,979 and $5,158 for the six months ended November 30, 2011 and 2010, respectively, and are expensed as incurred.

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

Here Enterprises, Inc.

Notes to Consolidated Financial Statements

November 30, 2011

(Expressed in U.S. dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

f)

Financial Instruments and Concentrations (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of November 30, 2011 as follows:

	Fair Value Measurements Using

	Quoted Prices in Active Markets For Identical Instruments (Level 1) $	Significant Other Observable Inputs (Level 2) $	Significant Unobservable Inputs (Level 3) $	Balance as of November 30, 2011 $
Assets:
Cash	12,985	–	–	12,985

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of November 30, 2011.

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash.  The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

g)

Property and Equipment

Property and equipment are recorded at cost. Land is not depreciated.  Depreciation has been provided using the following rates and methods for property and equipment other than land:

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

Here Enterprises, Inc.

Notes to Consolidated Financial Statements

November 30, 2011

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

l)

Comprehensive Income

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of other comprehensive income and its components in the financial statements. As at November 30, 2011, the Company does not have any items comprising other comprehensive loss or any accumulated other comprehensive loss.

m)

Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  As at November 30, 2011, the Company has 5,972,007,000 dilutive potential shares outstanding.

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

Here Enterprises, Inc.

Notes to Consolidated Financial Statements

November 30, 2011

(Expressed in U.S. dollars)

(Unaudited)

3.

Property and Equipment

Property and equipment consists of the following:

	Cost $	Accumulated Depreciation $	November 30, 2011 Net Carrying Value $	May 31, 2011 Net Carrying Value $

Land	265,740	–	265,740	265,740
Buildings and improvements	657,470	(117,405)	540,065	587,027
Equipment	73,001	(8,220)	64,781	68,302
	996,211	(125,625)	870,586	921,069

4.

Related Party Transactions and Balances

a)

As at November 30, 2011, the Company was indebted to the Chief Executive Officer of the Company in the amount of $200,000 (May 31, 2011 - $140,000) for management services and $35,717 for an advance of working capital.  The amounts are unsecured, non-interest bearing and due on demand.

b)

As at November 30, 2011, the Company was indebted to the former Chief Financial Officer of Company in the amount of $22,500 (May 31, 2011 - $22,500) for management services.  The amount is unsecured, non-interest bearing and due on demand.

c)

The Chief Executive Officer of the Company has an agreement to provide management services at a rate of $10,000 per month.  The agreement can be terminated with notice of one month.  During the six months ended November 30, 2011, the Company incurred $60,000 (2010 - $60,000) in management fees under the agreement which has been recorded in wages and benefits expense in the statement of operations.

d)

The former Chief Financial Officer of the Company had an agreement to provide management services at a rate of $2,500 per month.  The agreement could be terminated with notice of one month. The agreement was terminated effective January 31, 2011.  During the six months ended November 30, 2011, the Company incurred $Nil (2010 - $15,000) in management fees under the agreement which has been recorded in wages and benefits expense in the statement of operations.

5.

Loans Payable

(a)

On October 8, 2008, the Company issued a promissory note to an unrelated company for proceeds of $30,000.  The promissory note bears interest at 20% per annum, is unsecured and repayable on demand.

(b)

At November 30, 2011, the Company was indebted to a financing company for $Nil (May 31, 2011 - $926).  The note is payable in monthly instalments of $162, bears interest of 10.4% and is secured by machinery.

(c)

On April 8, 2009, the Company issued a promissory note to an unrelated company for proceeds of $10,000.  On June 26, 2009 and March 24, 2010, the Company issued additional promissory notes to this company for proceeds of $20,000 and $2,700 respectively.  The Company repaid $5,000 on October 20, 2009, and $8,000 on November 19, 2009.  As at November 30, 2011, the carrying value of the promissory notes and remaining outstanding principal was $19,700 (May 31, 2011- $19,700). The promissory notes bear no interest, are unsecured and have no fixed term for repayment.

(d)

On September 9, 2010, as part of the Share Purchase Agreement described in Note 3, the Company has agreed to guarantee the repayment of a $640,000 promissory note due from The Good One to a third party.  The Promissory Note is secured by the Shares and bears interest at 6% per annum.  Principal and interest was payable commencing March 1, 2010 in monthly instalments of $5,063, increasing to $6,063 on September 1, 2010, with the remaining balance due on August 30, 2012.  The Company is issuing convertible notes for the principal and interest repayments made by the Good One and plans to assume making the payments. The Promissory Note may be repaid, in whole or in part at any time without penalty.  The Shares are pledged as security and to be held in escrow until the Promissory Note and accrued interest are repaid. Refer to Note 3.  On September 9, 2010, the Company discounted the note to the present value of the future cash flows.  The carrying value will be accreted over the term of the promissory note up to its face value of $640,000.  As at November 30, 2011, the carrying value of the convertible promissory note was $557,375 and the remaining principal was $549,055.

Here Enterprises, Inc.

Notes to Consolidated Financial Statements

November 30, 2011

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

7.

Convertible Promissory Notes

Convertible promissory notes outstanding at November 30, 2011 are summarized in the following table:

Issuance Date	Principal $	Discount $	Carrying Value $	Due on Demand After

July 20, 2010	10,000	–	10,000	January 20, 2011
August 3, 2010	10,000	–	10,000	February 3, 2011
August 31, 2010	10,000	–	10,000	February 28, 2011
September 9, 2010	5,000,000	–	5,000,000	March 9, 2011
October 7, 2010	12,000	–	12,000	April 7, 2011
October 15, 2010	25,000	–	25,000	October 15, 2011
October 21, 2010	7,459	–	7,459	October 21, 2011
November 8, 2010	10,000	–	10,000	May 8, 2011
August 30, 2010	3,122	–	3,122	February 28, 2011
September 2, 2010	5,063	–	5,063	March 2, 2011
September 15, 2010	1,000	–	1,000	March 15, 2011
October 2, 2010	3,122	–	3,122	April 2, 2011
October 4, 2010	6,063	–	6,063	April 4, 2011
October 29, 2010	3,122	–	3,122	April 29, 2011
November 1, 2010	6,063	–	6,063	May 1, 2011
November 29, 2010	6,063	–	6,063	May 29, 2011
November 29, 2010	3,122	–	3,122	May 29, 2011
December 28, 2010	6,063	–	6,063	June 28, 2011
December 28, 2010	3,122	–	3,122	June 28, 2011
January 14, 2011	24,500	–	24,500	July 14, 2011
February 2, 2011	82,686	–	82,686	August 2, 2011
March 17, 2011	14,824	–	14,824	September 17, 2011
April 5, 2011	6,064	–	6,064	October 5, 2011
June 6, 2011	3,122	744	2,378	December 6, 2011
July 21, 2011	31,354	22,838	8,516	January 21, 2012
October 12, 2011	59,672	57,817	1,855	April 12, 2012
	5,352,606	81,399	5,271,207

Here Enterprises, Inc.

Notes to Consolidated Financial Statements

November 30, 2011

(Expressed in U.S. dollars)

(Unaudited)

7.

Convertible Promissory Notes (continued)

(a)

On July 20, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being January 20, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at November 30, 2011, the carrying value of the convertible promissory note was $10,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(b)

On August 3, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being February 3, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at November 30, 2011, the carrying value of the convertible promissory note was $10,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(c)

On August 31, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being May 31, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at November 30, 2011, the carrying value of the convertible promissory note was $10,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(d)

On September 9, 2010, the Company, as part of the Share Purchase Agreement described in Note 3, issued a $5,000,000 convertible note pursuant to the acquisition agreement described in Note 3. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being March 9, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 50% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The conversion price is subject to a minimum of $0.001, being par value. The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $5,000,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $5,000,000. As at November 30, 2011, the carrying value of the convertible promissory note was $5,000,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

Here Enterprises, Inc.

Notes to Consolidated Financial Statements

November 30, 2011

(Expressed in U.S. dollars)

(Unaudited)

7.

Convertible Promissory Notes (continued)

(e)

On October 7, 2010, the Company issued a $12,000 convertible note to a shareholder of the Company for proceeds of $12,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being April 7, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $12,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $12,000. As at November 30, 2011, the carrying value of the convertible promissory note was $12,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(f)

On October 15, 2010, the Company issued a $25,000 convertible note to a shareholder of the Company for proceeds of $10,000, $2,826 of equipment purchased and $12,174 of expenses incurred on behalf of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing one year from the date of issuance October 15, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $Nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $25,000. As at November 30, 2011, the carrying value of the convertible promissory note was $25,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(g)

On October 21, 2010, the Company issued a $7,459 convertible note to a shareholder of the Company for $7,459 of expenses incurred on behalf of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing one year from the date of issuance being October 21, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $7,459 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $7,459. As at November 30, 2011, the carrying value of the convertible promissory note was $7,459.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(h)

On November 8, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being May 8, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at November 30, 2011, the carrying value of the convertible promissory note was $10,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

Here Enterprises, Inc.

Notes to Consolidated Financial Statements

November 30, 2011

(Expressed in U.S. dollars)

(Unaudited)

7.

Convertible Promissory Notes (continued)

(i)

On January 14, 2011, the Company issued a $24,500 convertible note to a shareholder of the Company for proceeds of $24,500. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being July 14, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,500 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $24,500. As at November 30, 2011, the carrying value of the convertible promissory note was $24,500.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(j)

On February 2, 2011, the Company issued a $82,686 convertible note to a shareholder of the Company for proceeds of $71,000 and payment of $11,686 of expenses on behalf of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being August 2, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $82,686 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $82,686. As at November 30, 2011, the carrying value of the convertible promissory note was $82,686.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(k)

During the year ended May 31, 2011, the Company issued convertible notes totalling $51,989 to a shareholder of the Company for $51,989 of expenses paid on behalf of the Company. The convertible notes are unsecured and bear interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance. The notes can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion features of $51,989 as additional paid-in capital and reduced the carrying value of the convertible promissory notes to $nil. The carrying value will be accreted over the term of the convertible promissory notes up to their aggregate face value of $51,989. As at November 30, 2011, the carrying value of the convertible promissory notes was $51,989.  The notes may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(l)

On March 17, 2011, the Company issued a $14,824 convertible note to a shareholder of the Company for payment of $14,823 of expenses on behalf of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being September 2, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $14,824 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $14,824. As at November 30, 2011, the carrying value of the convertible promissory note was $14,824.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

Here Enterprises, Inc.

Notes to Consolidated Financial Statements

November 30, 2011

(Expressed in U.S. dollars)

(Unaudited)

7.

Convertible Promissory Notes (continued)

(m)

On June 6, 2011, the Company issued a $3,122 convertible note to a shareholder of the Company for payment of expenses of $3,122. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being December 6, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $3,122 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $3,122. As at November 30, 2011, the carrying value of the convertible promissory note was $2,378.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(n)

On July 21, 2011, the Company issued a $31,354 convertible note to a shareholder of the Company for payment of expenses of $31,354. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being January 21, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $31,354 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $31,354.  As at November 30, 2011, the carrying value of the convertible promissory note was $8,516.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

(o)

On October 12, 2011, the Company issued a $59,672 convertible note to a shareholder of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being April 12, 2012. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system. The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price. The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $59,672 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $59,672.  As at November 30, 2011, the carrying value of the convertible promissory note was $1,855.  The note may be repaid by the Company, in whole or in part, at any time with 10 days notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

8.

Commitment

On November 23, 2010, the Company entered into an agreement to host three United States Auto Club sanctioned truck races.  One race a year will be held in 2012, 2013 and 2014.  Pursuant to the agreement the Company has paid the United States Auto Club $50,000 in 2011, and will pay $75,000 in 2012 and $100,000 in 2013.

9.

Subsequent Events

Subsequent to November 30, 2011, $4,104,941 of outstanding convertible notes were assigned from one creditor to another.  None of the terms of the debt was modified.

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

The Company generated $119,959 in revenues from continuing operations for the quarter ended November 30, 2011.  Revenues generated from Here Network Corp. in the comparative period have been included in loss from discontinued operations.

Results of Operations

The following table summarizes our operating results for the three months ended November 30, 2011:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2011	2010	2011	2010
Revenue	$119,959	$103,305	$203,753	$103,305
Operating Expenses	$235,827	$296,762	$560,200	$365,560
Net Loss	$(164,489)	$(631,186)	$(397,765)	$(703,767)

Three Months Ended November 30, 2011, and November 30, 2010

For the three months ended November 30, 2011, we generated $119,959 in revenues and incurred operating expenses of $235,827 as compared to revenues of $103,305 and operating expenses of $296,762 for the three months ended November 30, 2010.  The decrease in operating expenses was primarily attributable to a decrease in operating expenses and wages.  As a result, for the three months ended November 30, 2011, we suffered a net loss of $164,489 as compared to net loss of $631,186  for the three months ended November 30, 2010.

General and administrative costs were $35,734 for the three months ended November 30, 2011, as compared to $33,656 for the three months ended November 30, 2010.  General and Administrative expenses did not drastically change.

Liquidity and Capital Resources

Working Capital

	November 30,	May 31
	2011	2011
Current assets	$12,985	$5,790
Current liabilities	6,756,312	6,495,983
Working capital (deficiency)	$(6,743,327)	$(6,490,193)

At November 30, 2011, we had cash of $12,985 and working capital deficit of $6,743,327 as compared to cash of $5,790,and working capital deficit of $6,490,193 at May 31, 2011. We have suffered a net loss from inception.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our director and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.

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

At November 30, 2011, the Company was indebted to a financing company for $Nil (May 31, 2011 - $926).  The note is payable in monthly instalments of $162, bears interest of 10.4% and is secured by machinery.

On April 8, 2009, the Company issued a promissory note to an unrelated company for proceeds of $10,000.  On June 26, 2009 and March 24, 2010, the Company issued additional promissory notes to this company for proceeds of $20,000 and $2,700 respectively.  The Company repaid $5,000 on October 20, 2009, and $8,000 on November 19, 2009.  As at November 30, 2011, the carrying value of the promissory notes and remaining outstanding principal was $19,700 (May 31, 2011- $19,700). The promissory notes bear no interest, are unsecured and have no fixed term for repayment.

On September 9, 2010, as part of the Share Purchase Agreement described in Note 3, the Company has agreed to guarantee the repayment of a $640,000 promissory note due from The Good One to a third party.  The Promissory Note is secured by the Shares and bears interest at 6% per annum.  Principal and interest was payable commencing March 1, 2010 in monthly instalments of $5,063, increasing to $6,063 on September 1, 2010, with the remaining balance due on August 30, 2012.  The Company is issuing convertible notes for the principal and interest repayments made by the Good One and plans to assume making the payments. The Promissory Note may be repaid, in whole or in part at any time without penalty.  The Shares are pledged as security and to be held in escrow until the Promissory Note and accrued interest are repaid. Refer to Note 3.  On September 9, 2010, the Company discounted the note to the present value of the future cash flows.  The carrying value will be accreted over the term of the promissory note up to its face value of $640,000.  As at November 30, 2011, the carrying value of the convertible promissory note was $557,375.

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

During the year ended May 31, 2011, the Company issued convertible notes totalling $51,989 to a shareholder of the Company for $51,989 of expenses paid on behalf of the Company. The convertible notes are unsecured and bear interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance. The notes can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion features of $51,989 as additional paid-in capital and reduced the carrying value of the convertible promissory notes to $nil. The carrying value will be accreted over the term of the convertible promissory notes up to their aggregate face value of $51,989. As at November 30, 2011, the carrying value of the convertible promissory notes was $51,989.  The notes may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price. On August 3, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being February 3, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at August 31, 2011, the carrying value of the convertible promissory note was $10,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On August 31, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being May 31, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at November 30, 2011, the carrying value of the convertible promissory note was $10,000.

The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On September 9, 2010, the Company, as part of the Share Purchase Agreement described in Note 3, issued a $5,000,000 convertible note pursuant to the acquisition agreement described in Note 3. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being March 9, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 50% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The conversion price is subject to a minimum of $0.001, being par value. The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $5,000,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $5,000,000. As at November 30, 2011, the carrying value of the convertible promissory note was $5,000,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On October 7, 2010, the Company issued a $12,000 convertible note to a shareholder of the Company for proceeds of $12,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being April 7, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $12,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $12,000. As at November 30, 2011, the carrying value of the convertible promissory note was $12,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On October 15, 2010, the Company issued a $25,000 convertible note to a shareholder of the Company for proceeds of $10,000, $2,826 of equipment purchased and $12,174 of expenses incurred on behalf of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing one year from the date of issuance October 15, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $Nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $25,000. As at November 30, 2011, the carrying value of the convertible promissory note was $25,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On October 21, 2010, the Company issued a $7,459 convertible note to a shareholder of the Company for $7,459 of expenses incurred on behalf of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing one year from the date of issuance being October 21, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $7,459 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $7,459. As at November 30, 2011, the carrying value of the convertible promissory note was $7,459.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On November 8, 2010, the Company issued a $10,000 convertible note to a shareholder of the Company for proceeds of $10,000. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being May 8, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $10,000. As at November 30, 2011, the carrying value of the convertible promissory note was $10,000.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On January 14, 2011, the Company issued a $24,500 convertible note to a shareholder of the Company for proceeds of $24,500. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being July 14, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,500 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $24,500. As at November 30, 2011, the carrying value of the convertible promissory note was $24,500.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On February 2, 2011, the Company issued an $82,686 convertible note to a shareholder of the Company for proceeds of $71,000 and payment of $11,686 of expenses on behalf of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being August 2, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $82,686 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $82,686. As at November 30, 2011, the carrying value of the convertible promissory note was $82,686.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

During the year ended May 31, 2011, the Company issued convertible notes totalling $51,989 to a shareholder of the Company for $51,989 of expenses paid on behalf of the Company. The convertible notes are unsecured and bear interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance. The notes can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion features of $51,989 as additional paid-in capital and reduced the carrying value of the convertible promissory notes to $nil. The carrying value will be accreted over the term of the convertible promissory notes up to their aggregate face value of $51,989. As at November 30, 2011, the carrying value of the convertible promissory notes was $51,989.  The notes may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On March 17, 2011, the Company issued a $14,824 convertible note to a shareholder of the Company for payment of $14,823 of expenses on behalf of the Company. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being September 2, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $14,824 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $14,824. As at November 30, 2011, the carrying value of the convertible promissory note was $14,824.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On June 6, 2011, the Company issued a $3,122 convertible note to a shareholder of the Company for payment of expenses of $3,122. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being December 6, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $3,122 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $3,122. As at November 30, 2011, the carrying value of the convertible promissory note was $2,378.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

On July 21, 2011, the Company issued a $31,354 convertible note to a shareholder of the Company for payment of expenses of $31,354. The convertible note is unsecured and bears interest at 5% per annum. Principal and accrued interest is repayable on demand commencing six months from the date of issuance being January 21, 2011. The note can be converted into shares of the Company, in whole or in part, at any time prior to maturity, at a conversion price equal to 30% of the average closing bid price for the three business days prior to the notice of conversion as quoted on the Pink Sheets quotation system.  The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $31,354 as additional paid-in capital and reduced the carrying value of the convertible promissory note to $nil. The carrying value will be accreted over the term of the convertible promissory note up to its face value of $31,354.  As at November 30, 2011, the carrying value of the convertible promissory note was $8,516.  The note may be repaid by the Company, in whole or in part, at any time with 10 days’ notice. The holder may either accept the prepayment or request that it be immediately converted to shares of the Company at the conversion price.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer, and principal accounting officer).

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
Date: May 7, 2012